Form 10-Q
period 1999-03-31
FIRST BANCORP OF INDIANA INC
filed 1999-05-17
CIK 1074543

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-29814


                        FIRST BANCORP OF INDIANA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Indiana                                                               35-2061832
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                             Identification No.)

2200 West Franklin Street, Evansville, Indiana                             47712
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (812) 423-3196
 -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changes since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  X   No ___
                                                                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,272,400 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 1999.

                 FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
Part I    Financial Information

Item 1.   Consolidated Financial Statements                                   1
Item 2.   Management's Discussion and Analysis of Financial                   6
          Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures about Market Risk         12



Part II   Other Information

Item 1.   Legal Proceedings                                                  13
Item 2.   Changes in Securities and Use of Proceeds                          14
Item 3.   Defaults Upon Senior Securities                                    14
Item 4.   Submission of Matters to a Vote of Security Holders                14
Item 5.   Other Information                                                  14
Item 6.   Exhibits and Reports on Form 8-K                                   15


Signatures

                    FIRST FEDERAL SAVINGS BANK
                          AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET

                                                                      ---------------------------------------

                                                                      MARCH 31, 1999           JUNE 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
  Cash and due from banks                                             $      912,652           $      926,974
  Short-term interest-bearing deposits                                    25,641,531               10,442,095
  Fed funds sold                                                           1,025,000                  320,000
                                                                      --------------           --------------
    Total cash and cash equivalents                                       27,579,183               11,689,069
  Interest-bearing deposits                                                1,981,000                2,279,000
  Investment securities
   Available for sale                                                      3,367,889                4,375,672
   Held to maturity                                                       41,465,213               49,363,642
                                                                      --------------           --------------
    Total investment securities                                           44,833,102               53,739,314
  Loans                                                                   48,285,569               35,905,003
  Allowance for loan losses                                                 (261,000)                (250,000)
                                                                      --------------           --------------
    Net loans                                                             48,024,569               35,655,003
  Premises and equipment                                                   1,531,806                1,520,311
  Federal Home Loan Bank stock                                               727,400                  727,400
  Other assets                                                             4,549,910                3,353,715
                                                                      --------------           --------------
    Total assets                                                      $  129,226,970           $  108,963,812
                                                                      ==============           ==============

LIABILITIES
  Deposits
  Non-interest bearing                                                $      451,687           $      197,161
  Interest bearing                                                        94,135,466               89,031,871
                                                                      --------------           --------------
    Total deposits                                                        94,587,153               89,229,032
  Borrowings                                                                       0                3,645,000
  Advances by borrowers for
   taxes and insurance                                                       612,410                  355,841
  Stock subscription escrow                                               17,333,245                        0
  Other liabilities                                                        1,391,837                  785,282
                                                                      --------------           --------------
    Total liabilities                                                    113,924,645               94,015,155
                                                                      --------------           --------------

EQUITY CAPITAL
  Retained earnings--substantially
   restricted                                                             15,263,589               14,900,739
  Accumulated other comprehensive income                                      38,736                   47,918
                                                                      --------------           --------------
    Total equity capital                                                  15,302,325               14,948,657
                                                                      --------------           --------------

    Total liabilities and equity capital                              $  129,226,970           $  108,963,812
                                                                      ==============           ==============

  See notes to unaudited consolidated financial statements

                          FIRST FEDERAL SAVINGS BANK
                                AND SUBSIDIARY

                     CONSOLIDATING OPERATIONS INFORMATION

                                                        FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                                 MARCH 31,
                                                   ------------------------------------    -------------------------------------
                                                       1999                 1998              1999                    1998
---------------------------------------------------------------------------------------    -------------------------------------
                                                               (Unaudited)                               (Unaudited)
INTEREST INCOME
  Loans receivable                                 $   833,976            $    669,714     $ 2,376,934             $  1,974,108
  Investment securities                                790,382               1,095,195       2,424,435                3,179,462
  Deposits with financial institutions                 155,924                 189,554         597,372                  577,802
  Federal funds sold                                     7,662                   8,099          25,600                   24,775
  Other interest and dividend income                    14,450                  14,350          43,841                   44,143
                                                   -----------            ------------     -----------             ------------
     Total interest income                           1,802,394               1,976,912       5,468,182                5,800,290
                                                   -----------            ------------     -----------             ------------
INTEREST EXPENSE
  Deposits                                           1,069,327               1,190,789       3,306,073                3,368,951
  Borrowings                                            44,120                  86,179         148,040                  295,776
  Interest on stock subscription escrow                 13,661                       0          13,661                        0
  Other                                                 14,425                  10,501          38,210                   27,133
                                                   -----------            ------------     -----------             ------------
     Total interest expense                          1,141,533               1,287,469       3,505,984                3,691,860
                                                   -----------            ------------     -----------             ------------

NET INTEREST INCOME                                    660,861                 689,443       1,962,198                2,108,430
                                                   -----------            ------------     -----------             ------------
  Provision for Loan Losses                             11,000                   1,956          11,000                    1,956
                                                   -----------            ------------     -----------             ------------
NET INTEREST INCOME AFTER PROVISION                    649,861                 687,487       1,951,198                2,106,474

OTHER INCOME (LOSS)
  Gain on disposal of branch office                          0                       0               0                  261,024
  Gain on disposal of deposits                               0                       0               0                  138,528
  Increase in cash surrender values
   of life insurance                                    26,600                  24,493          73,268                   63,901
  Other Income                                          50,294                  37,860         159,612                   88,242
                                                   -----------            ------------     -----------             ------------
     Total other income                                 76,894                  62,353         232,880                  551,695
                                                   -----------            ------------     -----------             ------------
OTHER EXPENSE
  Salaries and employee benefits                       327,705                 264,564         969,043                  817,853
  Net occupancy expense                                 48,814                  54,838         135,424                  134,009
  Equipment expense                                     44,328                  31,765         101,395                   71,948
  Deposit insurance expense                             13,927                  13,682          41,563                   41,778
  Data processing fees                                  30,030                  26,833          82,831                   73,521
  Other expense                                        143,331                 120,488         373,940                  350,887
                                                   -----------            ------------     -----------             ------------
     Total other expense                               608,135                 512,170       1,704,196                1,489,996
                                                   -----------            ------------     -----------             ------------
INCOME (LOSS) BEFORE INCOME TAX                        118,620                 237,670         479,882                1,168,173
  Income tax expense (benefit)                          21,821                  69,574         117,032                  393,991
                                                   -----------            ------------     -----------             ------------
NET INCOME                                         $    96,799            $    168,096     $   362,850             $    774,182
                                                   ===========            ============     ===========             ============

See notes to unaudited consolidated financial statements

                          FIRST FEDERAL SAVINGS BANK
                                AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF CHANGES IN EQUITY CAPITAL
                                  (Unaudited)

                                                                         Accumulated
                                                                            Other
                                                         Retained       Comprehensive
                                                         Earnings           Income             Total
                                                       -------------------------------------------------
     Balances, June 30, 1998                           $14,900,739        $    47,918        $14,948,657

     Comprehensive income
        Net income                                         362,850                               362,850
        Other comprehensive income, net of tax--
        unrealized gains on securities                                         (9,182)            (9,182)
                                                       -----------        -----------        -----------
       Comprehensive income                                362,850             (9,182)           353,668
                                                       -----------        -----------        -----------

     Balances, March 31, 1999                          $15,263,589        $    38,736        $15,302,325
                                                       ===========        ===========        ===========

See notes to unaudited consolidated financial statements

                          FIRST FEDERAL SAVINGS BANK
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Nine Months Ended
                                                                               March 31,
                                                                   --------------------------------
                                                                        1999              1998
                                                                   --------------    --------------
                                                                              (Unaudited)
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       ($95,880)   $    1,032,125

  Investing Activities
    Net change in interest-bearing deposits                               298,000         2,871,000
    Proceeds from maturities of securities available for sale             999,253         2,636,625
    Purchases of securities held to maturity                          (25,422,328)      (27,737,198)
    Proceeds from maturities of securities held to maturity            33,294,915        24,716,251
    Net change in loans                                               (12,380,566)       (1,773,586)
    Purchases of premises and equipment                                  (106,215)         (743,789)
    Disposal of branch office and deposits                                               (2,319,522)
                                                                   --------------------------------
      Net cash used by investing activities                            (3,316,941)       (2,350,219)
                                                                   --------------------------------
  Financing Activities
    Net change in
     Non-interest bearing, interest-bearing demand
      and savings deposits                                              7,354,673          (758,031)
     Certificates of deposit                                           (1,996,552)       10,896,100
     Advances by borrows for taxes and insurance                          256,569           242,951
     Stock subscription escrow                                         17,333,245
    Repayment of long-term debt                                        (3,645,000)       (3,000,000)
                                                                   --------------------------------
      Net cash provided by financing activities                        19,302,935         7,381,020
                                                                   --------------------------------
  NET CHANGE IN CASH AND CASH EQUIVALENTS                              15,890,114         6,062,926

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,689,069         7,763,172
                                                                   --------------------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   27,579,183     $  13,826,098
                                                                   ================================

  ADDITIONAL CASH FLOW INFORMATION
    Interest paid                                                  $    2,994,628     $   3,136,117
    Income tax paid                                                       105,000           333,400

    See notes to unaudited consolidated financial statements

                 FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the First Federal Savings Bank (the "Bank") since First Bancorp of Indiana, Inc. (the "Company") was not active during any of the periods presented. No pro forma effect has been given to the sale of the Company's common stock in connection with the conversion of the Bank from a federally chartered mutual savings bank to a stock savings bank (the "Conversion").

     The accompanying consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998, contained in the Company's prospectus dated February 11, 1999.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP

     On September 16, 1998, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the formation of the Company in November 1998, the adoption of a federal stock charter, the sale of all of the Bank's stock to the Company on April 7, 1999 and the sale of the Company's stock to the public on April 7, 1999.

     In connection with the Conversion, the Company issued 2,272,400 shares of common stock for gross proceeds of $22.7 million. The aggregate purchase price was determined by an independent appraisal. The Bank issued all its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering. The Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

3.   EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Conversion, the Bank also established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 87,400 shares of common stock to the ESOP in exchange for a 12 year note in the amount of approximately $874,000. The

Bank will make contributions in the amount necessary, when combined with any dividends earned by the ESOP on unallocated shares, to make quarterly payments of principal and interest on the note. As payments are made, the Company will release shares from collateral. Released shares will be allocated to participants over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes,""anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

GENERAL

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FINANCIAL CONDITION

     Total assets at March 31, 1999 were $129.2 million, an increase of $20.3 million from June 30, 1998. The increase is attributable primarily to short-term interest-bearing deposits, which increased $15.2 million, an increase in net loans of $12.4 million and an increase in other assets of $1.2 million partially offset by a decrease of $8.9 million in investment securities. The increase in total assets was primarily funded by stock subscription escrows of $17.3 million being held in conjunction with the Conversion as of March 31, 1999, and a net increase in deposits of $5.4 million, less a $3.6 million reduction in borrowings.

     Short-term interest-bearing deposits increased as a result of funds received in the Company's stock offering.

     The increase in net loans receivable was primarily due to mortgage loan originations of $12.4 million, net of sales of $3.8 million, and consumer loan originations of $7.7 million, of which $7.5 million was originated by the indirect consumer lending department, offset by scheduled amortization and prepayments of $7.7 million. An additional $11,000 was added to the allowance for loan losses in recognition of the increased risk inherent in the consumer loan portfolio of $7.8 million, which had grown from $501,000 at June 30, 1998. Originations for the consumer lending department represents less than a full quarter of activity, as the department did not commence operations until late January.

     The increase in other assets resulted from $429,000 in conversion costs incurred, an increase in receivables of $428,000 for drafts by automobile dealers in anticipation of loans to be delivered and $188,000 in prepaid interest to automobile dealers for closed loans.

     The decrease in investment securities is a result of the Bank's business strategy emphasis on increasing its mortgage loan, consumer loan and loan servicing portfolios.

     Total liabilities at March 31, 1999 were $113.9 million, an increase of $19.9 million from June 30, 1998. The increase was primarily due to the $17.3 million being held in escrow for the Conversion. Also in connection with the Conversion, deposits increased $5.4 million and deposit accounts pledged to purchase Conversion stock totaled $7.5 million. Upon completion of the Conversion, $6.2 million was transferred out of deposit accounts for the purchase of Conversion stock and $1.7 million was refunded from the subscription escrow account.

     Nonperforming assets totaled $43,000 at March 31, 1999 and consisted of one singly-family mortgage loan.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

     GENERAL. Net income for the three months ended March 31, 1999 decreased $71,000 to $97,000 compared to $168,000 for the same three month period one year ago. The decrease was primarily related to a decrease in net interest income and an increase in other expenses. Net interest income decreased primarily as a result of the impact of the continued low interest rate environment. Other expenses increased as the Bank hired additional personnel and commenced its indirect automobile lending program.

     NET INTEREST INCOME. Net interest income was $661,000 for the three months ended March 31, 1999 compared to $689,000 for the same period in 1998. Interest income decreased $175,000 to $1.8 million due primarily to a $305,000 decrease in interest income on investment securities, which was partially offset by an increase of $164,000 in interest on loans. The reduced income on investment securities was a result of a lower average balance, which was $51.3 million for the three month period ended March 31, 1999 as compared to $65.0 million for the same period last year, and a lower average yield, which was 6.16% for the three months ended March 31, 1999 compared to 6.74% for the three months ended March 31, 1998. The increased income on loans was primarily due to increased volume. Interest expense for the three months ended March 31, 1999 decreased $146,000 to $1.1 million from $1.3 million for the three months ended March 31, 1998 primarily due to lower deposit and borrowing volumes.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $11,000 during the three months ended March 31, 1999 compared with $2,000 during the same period last year. The increase in the allowance for loan losses reflected the results of management's continued review of the loan portfolio. At March 31, 1999 the allowance for loan losses was $261,000, which equaled 607% of non-performing loans.

     NON-INTEREST INCOME. Non-interest income increased to $77,000 for the three months ended March 31, 1999 as compared to $62,000 for the same period one year ago. The increase was primarily attributable to higher fee income. Subsequent to March 31, 1999, the Bank entered into an arrangement with another financial institution under which the Bank will sell indirect automobile loans on a flow basis for an origination fee of approximately 1.0 to 1.75% of the loan amount. The Bank will sell all loans with servicing released and without recourse.

     NON-INTEREST EXPENSE. Total non-interest expense for the three months ended March 31, 1999 was $608,000 compared to $512,000 for the same period in 1998. The increase was due to increased personnel costs and supply expenses in connection with the addition of seven employees for the indirect consumer lending department and higher ATM service charges.

     INCOME TAXES. Income taxes for the three months ended March 31, 1999 were $22,000, as compared to $70,000 for the same period one year ago. The lower amount is a result of lower pretax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
1998

     GENERAL. Net income was $363,000 for the nine months ended March 31, 1999 as compared to $774,000 for the same period last year. The results of operations for the nine months ended March 31, 1998 reflect a pre-tax gain of $400,000 on the sale of a branch and its deposits.

     NET INTEREST INCOME. Net interest income was $2.0 million for the nine months ended March 31, 1999 as compared to $2.1 million for the same period in 1998. Total interest income decreased $332,000 to $5.5 million for the nine months ended March 31, 1999 as compared to $5.8 million for the same period last year. The $755,000 reduction in income on investment securities was primarily a result of a lower average balance as the Company sought to replace investment securities with higher yielding loans. This income reduction was partially offset by increased income on loans of $403,000, which was primarily as a result of increased loan volume. Interest expense decreased $186,000 to $3.5 million for the nine months ended March 31, 1999 as compared to $3.7 million for the same period in 1998. This decrease was primarily due to reduced borrowings and a lower average cost of deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $11,000 during the nine months ended March 31, 1999 compared with $2,000 during the same period last year. The increase in the allowance for loan losses reflected the results of management's continued review of the loan portfolio.

     NON-INTEREST INCOME. Non-interest income was $233,000 for the nine month period ended March 31, 1999 as compared to $552,000 for the same period in 1998. Non-interest income for the nine month period ended March 31, 1998 included $400,000 from the sale of a branch office and deposits. Excluding the effect of this sale, non-interest income was $81,000 higher for the nine months ended March 31, 1999 as compared to the same period a year ago. The increase was mostly due to increased fee income.

     NON-INTEREST EXPENSE. Non-interest expense was $1.7 million for the nine months ended March 31, 1999 as compared to $1.5 million for the same period one year ago. The increase was primarily attributable to an increase in salaries and employee benefits of $151,000, resulting from additional staff, promotions and general wage increases. During the current year, the Bank has added additional personnel in the mortgage loan department, as well as adding an indirect consumer lending department.

     INCOME TAXES. Income taxes for the nine months ended March 31, 1999 were $363,000 as compared to $774,000 for the same period one year ago. The lower amount is a result of lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short term borrowings. Liquid assets for purposes of this ratio include cash and cash equivalents and investment securities and agency-issued collateralized mortgage obligations generally having maturities of less than five years. The Bank attempts to maintain levels of liquidity in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Bank's balance sheet exposure to interest rate risk. At March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 26.4%.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At March 31, 1999, cash and cash equivalents totaled $27.6 million, or 21.3% of total assets. This amount included $17.3 million held in escrow for subscriptions for the Company's common stock. At March 31, 1999, the Bank had outstanding commitments to originate loans of $563,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $41.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals.

     Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At March 31, 1999, the Bank had approximately $15.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank. At March 31, 1999, the Bank had no advances from the Federal Home Loan Bank.

     The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision ("OTS") regulations on capital standards. At March 31, 1999, the Bank exceeded its minimum capital requirements.

YEAR 2000 ISSUES

     The Bank is a user of computers, computer software and equipment utilizing embedded microprocessors that will be affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

     The Bank established a year 2000 committee in 1997 which is headed by the Chief Operating Officer and includes all department heads. The committee has developed and is currently implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role. The plan is comprised of the following phases:

     (1) Awareness - Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Bank's year 2000 preparedness.

     (2) Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. The Bank has completed its inventory of software and hardware that could potentially be effected by the year 2000 issue.

     (3) Renovation - Review of vendor and service providers responses to the Bank's year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed. None of the Bank's vendors or service providers have indicated that they will be unable to make their products year 2000 compliant on a timely basis.

     (4) Validation - Testing all systems and third-party vendors for year 2000 compliance. The Bank is currently in this phase of its plan. A third-party service bureau processes all customer transactions and has indicated to the Bank that it has completed upgrades to its systems to be year 2000 compliant. The Bank has tested the third party systems by reviewing and verifying the results of proxy test transactions at six different test dates before and after the year 2000 date change covering all of the applications used by the Bank. The validation testing was completed before March 31, 1999. Although the third-party service bureau does not anticipate any significant interruptions in service, the third-party service bureau has prepared a Y2K Business resumption Plan for January 1, 2000. Other parties whose year 2000 compliance may effect the Bank include Fannie Mae, the Federal Home Loan Bank-Indianapolis, brokerage firms, the operator of the Bank's ATM network and the Bank's pension plan administrator. These third parties have indicated their compliance or intended compliance. Where it is possible to do so, the Bank has scheduled testing with these third parties. Where testing is not possible, the Bank will rely on certifications from vendors and service providers. While reliance on certifications is less preferable since it does not afford the Bank the opportunity to confirm year 2000 compliance, the Bank believes that failure of any certification to be accurate would form the basis of a breach of warranty or similar claim against the vendor providing the certification. Whether the Bank will pursue a claim against any vendor that provides an inaccurate certification will depend on the particular facts and circumstances of the situation.

     (5) Implementation - Replacement or repair of non-compliant technology. As the Bank progresses through the validation phase, the Bank expects to determine necessary remedial actions and provide for their implementation. The Bank has already implemented a new year 2000 compliant computerized teller system and mortgage loan processing system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Bank's plan provides for year 2000 readiness to be completed by mid-1999.

     The Bank estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $161,500. As of March 31, 1999, approximately $157,000 of this amount has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Bank does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

     Because the Bank is substantially dependent on its computer systems and the computer systems of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Bank's business and could have a material adverse financial impact on the Bank. Failure to resolve year 2000 issues presents the following risks to the Bank, which the Bank believes reflects its most reasonably likely worst-case scenario:

     (1) The Bank could lose customers to other financial institutions, resulting in a loss of revenue, if the Bank's third party service bureau is unable to properly process customer transactions;

     (2) Governmental agencies, such as the Federal Home Loan Bank, and correspondent banks could fail to provide funds to the Bank, which could materially impair the Bank's liquidity and affect the Bank's ability to fund loans and deposit withdrawals;

     (3) Concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Bank experiencing deposit outflows prior to December 31, 1999; and

     (4) The Bank could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

     Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Bank's loan portfolio consists of residential mortgage and consumer loans, management believes that year 2000 issues will not impair the ability of the Bank's borrowers to repay their debt.

     There can be no assurances that the Bank's year 2000 plan will effectively address the year 2000 issue, that the Bank's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Bank or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on the Bank's business, financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Bank does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

     The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis, which is the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period.

     The most recent interest rate sensitivity analysis the Bank received from the OTS measured the Bank's interest rate risk at December 31, 1998. There were no material changes in information in this analysis from the information disclosed in the Company's Prospectus measuring the Bank's interest rate risk at September 30, 1998. Subsequent to December 31, 1998, the Bank originated approximately $7.5 million in consumer auto loans which generally have shorter durations than mortgage loans. Although the Bank has not received the OTS interest rate sensitivity analysis for March 31, 1999, the Bank anticipates that the origination of consumer auto loans will have a favorable impact on this analysis.


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, after consultation with the Bank's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Except as described below, the Bank is not a party to any material pending legal proceedings.

     On January 8, 1999, Fidelity Federal Bancorp and its wholly owned subsidiary, United Fidelity Bank, FSB, filed suit in Vanderburgh County Superior Court (82D039901CP61) against the Bank in connection with the Bank's actions in hiring new personnel for its consumer lending department, all of whom were previously employed by United Fidelity Bank. The plaintiffs allege three counts in their complaint. In the first count, the plaintiffs allege that the Bank tortiously interfered with the plaintiff's contractual relationships with its employees by intentionally inducing six persons to simultaneously break their employment contracts and/or relationships with United Fidelity Bank. The plaintiffs allege that the Bank's actions have effectively shut down the consumer loan department of United Fidelity Bank and have caused damage to United Fidelity Bank, including lost profits and damage to its reputation. In the second count, the plaintiffs seek to impose a constructive trust on the future profits generated by the Bank's consumer loan department in order to avoid the unjust enrichment of the Bank. In the third count, the plaintiffs allege that through the development of its consumer lending department United Fidelity Bank had developed practices, policies, methods and procedures as well as customer and prospective customer information which it considered proprietary and confidential and that the Bank has misappropriated these trade secrets. The complaint requests injunctive relief prohibiting the Bank from using the information alleged to constitute trade secrets, unspecified monetary damages and recovery of reasonable attorneys' fees and costs. As of the date of this prospectus, the plaintiffs have not sought a temporary restraining order, a preliminary injunction or any other interim relief. The Bank has answered the plaintiffs' complaint and intends to vigorously defend the action. The parties are currently conducting discovery. A trial date has tentatively been set for December 6, 1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     a.   CHANGES IN SECURITIES.  Not applicable.

     b. USE OF PROCEEDS. On April 7, 1999, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

          1. The effective date of the registration Statement on Form S-1, as amended (File No. 333-68793) was February 11, 1999.

          2. The offering of securities was not underwritten. Capital Resources, Inc. acted as marketing agent.

          3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 2,512,750 shares at an offering price of $10.00 per share. The offering terminated on March 19, 1999 with the sale of 2,272,400 shares at a price of $10.00 per share.

          4. The total offering expenses incurred by the Company were $851,000, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

          5. The net proceeds of the offering were $21.9 million of which $874,000 was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the subsidiary bank and the remaining was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated February 11, 1999.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ((S)249.308 OF THIS CHAPTER).

          (a)  Exhibits

               3.1  Certificate of Incorporation of First Bancorp of Indiana,
                    Inc.*
               3.2  Bylaws of First Bancorp of Indiana, Inc.*
               27.0 Financial Data Schedule

               __________________________
               * Incorporated by reference from the Form S-1 (Registration No. 333-68793, as amended, as filed on December 11, 1998.

          (b)  Reports on Form 8-K

               None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              FIRST BANCORP OF INDIANA, INC.


Dated: May 14, 1999           By:  /s/ Harold Duncan
                                   ----------------------------------
                                   Harold Duncan
                                   President, Chief Executive Officer
                                   and Chairman of the Board
                                   (principal executive officer)

Dated: May 14, 1999           By:  /s/ Christopher A. Bengert
                                   ----------------------------------
                                   Christopher A. Bengert
                                   Treasurer
                                   (principal financial and accounting officer)