Form 10-K405
period 1999-06-30
FIRST BANCORP OF INDIANA INC
filed 1999-09-27
CIK 1074543

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

     For the Fiscal Year Ended June 30, 1999


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from _________ to __________

                        Commission File Number: 0-29814


                        FIRST BANCORP OF INDIANA, INC.
            (Exact name of registrant as specified in its charter)

          INDIANA                                                         35-2061832
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)

2200 West Franklin Street, Evansville, Indiana                               47712
(Address of principal executive offices)                                  (Zip Code)

      Registrant's telephone number, including area code: (812) 423-3196 Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.     X
                               -----

   The aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,320,257, based upon the closing price of $9.8125 as quoted on the Nasdaq National Market for September 15, 1999. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

   The number of shares outstanding of the registrant's Common Stock as of September 15, 1999 was 2,272,400.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

                                     INDEX

                                    Part I
                                                                           Page

Item 1.    Business......................................................    3
Item 2.    Properties....................................................   28
Item 3.    Legal Proceedings.............................................   28
Item 4.    Submission of Matters to a Vote of Securities
           Holders.......................................................   29

                                    Part II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...........................................   29
Item 6.    Selected Financial Data.......................................   30
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   32
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk.....   42
Item 8.    Financial Statements and Supplementary Data...................   42
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   43

                                   Part III

Item 10.    Directors and Executive Officers of the Registrant...........   43
Item 11.    Executive Compensation.......................................   43
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................   43
Item 13.    Certain Relationships and Related Transactions...............   43

                                    Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................   43

                                    PART I

Item 1.  BUSINESS

General

   First Bancorp of Indiana, Inc. ("First Bancorp"), headquartered in Evansville, Indiana, was formed in November 1998 as the holding company for First Federal Savings Bank ("First Federal") in connection with the conversion of First Federal from mutual to stock form of ownership ("Conversion"). The Conversion was completed on April 7, 1999 through the sale of 2,272,400 shares of common stock by First Bancorp at a price of $10.00 per share. First Bancorp's sole business activity is the ownership of all of First Federal's capital stock. First Bancorp does not transact any material business other than through its subsidiary, First Federal. First Bancorp is subject to the regulation of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). First Bancorp is listed on the Nasdaq National Market under the symbol FBEI.

   First Federal's principal business is attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. First Federal is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). First Federal's deposits have been federally insured by the FDIC since 1934 and are currently insured by the FDIC under the Savings Association Insurance Fund. First Federal has been a member of the Federal Home Loan Bank System since 1934.

Market Area and Competition

   First Federal is headquartered in Evansville, Indiana and has been, and intends to continue to be, a community oriented financial institution. First Federal conducts its operations through four offices located in Evansville, Indiana. Most of First Federal's depositors live in the areas surrounding its branches and most of First Federal's loans are made to persons in Evansville and the surrounding counties.

   Evansville, which is in the southwest corner of Indiana, had a population of approximately 168,000 persons as of 1997. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area's largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area's economy is positive.

   First Federal faces intense competition for deposits and loan originations from the many financial institutions conducting business within its market area. Four commercial banks and three other savings banks have retail banking offices in Vanderburgh County. Most of these financial institutions are larger than First Federal. First Federal has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. First Federal's competition for loans comes principally from other thrift institutions, commercial banks, credit unions, mortgage banking companies and mortgage brokers.

Lending Activities

   Loan Portfolio Composition. At June 30, 1999, net loans receivable totaled $56.3 million, which was 45.1% of total assets. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property and consumer loans for the purchase of automobiles. To a significantly lesser extent, First Federal also originates construction loans and mortgage loans secured by commercial and multi-family real estate. Most of First Federal's borrowers and the properties securing its loans are located in Evansville, Indiana and the surrounding counties.

   The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                             At June 30,
                                   ---------------------------------------------------------------
                                          1999                   1998                    1997
                                   -----------------    --------------------   -------------------
                                            Percent                 Percent               Percent
                                   Amount   of Total    Amount      of Total   Amount     of Total
                                   ------   --------    ------      --------   ------     --------
                                                       (Dollars in thousands)
Mortgage loans:
   One- to four-family..........  $39,718     68.80%     $33,493     90.95%     $31,106     94.44%
   Construction.................    1,403      2.43        1,551      4.21           77      0.23
   Commercial and multi-family..       73      0.13          117      0.32          153      0.46
                                   ------    ------       ------    ------       ------    ------
      Total mortgage loans......   41,194     71.36       35,161     95.48       31,336     95.13
Credit line equity loans........    1,020      1.77          937      2.55        1,047      3.18
Savings account loans...........      127      0.22          226      0.61          131      0.40
Consumer loans..................   15,389     26.65          501      1.36          424      1.29
                                   ------    ------       ------    ------       ------    ------
      Total loans...............   57,730    100.00%      36,825    100.00%      32,938    100.00%
                                   ======    ======       ======    ======       ======    ======

Less:
   Undisbursed loan funds.......      981                    700                   349
   Net deferred loan fees.......      166                    220                   175
   Allowance for loan losses....      274                    250                   250
                                   ------                 ------                 ------
Net loans.......................  $56,309                $35,655                $32,164
                                   ======                 ======                 ======


   The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.


                                                        Amount Due
                                   -------------------------------------------------
                                             After 1    After     After
                                               Year    3 Years   5 Years
                                   Within    Through   Through   Through     Beyond
                                   1 Year    3 Years   5 Years   10 Years   1O Years  Total
                                   ------    -------   -------   --------   --------  ------
                                                         (In thousands)
 Mortgage loans:
    One- to four-family..........  $2,091   $ 4,183    $ 4,282   $10,927    $18,235   $39,718
    Construction.................      20        43         50       160      1,130     1,403
    Commercial and multi-family..      13        24         25        11         --        73
 Credit line equity loans........     154       354        424        88         --     1,020
 Savings account loans...........     127        --         --        --         --       127
 Consumer loans..................   3,039     6,709      5,374       267         --    15,389
                                   ------    ------     ------    ------     ------    ------
       Total.....................  $5,444   $11,313    $10,155   $11,453     19,365   $57,730
                                   ======   =======    =======    ======     ======   =======


   The following table sets forth, as of June 30, 1999, the dollar amount of all loans due or repricing after June 30, 2000, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

                                                      Floating or
                                                       Adjustable
                                        Fixed-Rate        Rate
                                        ----------    -----------
                                             (In thousands)
Mortgage loans:
    One- to four-family..........        $34,326        $3,301
    Construction.................          1,383            --
    Commercial and multi-family..              4            56
 Credit line equity loans........             --           866
 Savings account loans...........             --            --
 Consumer loans..................         12,350            --
                                         -------        ------
          Total..................        $48,063        $4,223
                                         =======        ======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give First Federal the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Residential Real Estate Loans. A significant lending activity of First Federal is the origination of mortgage loans to enable borrowers to purchase existing homes or to refinance existing mortgage loans. At June 30, 1999, $39.7 million, or 68.8%, of First Federal's total loan portfolio consisted of loans secured by residential real estate. At June 30, 1999, 8.5% of First Federal's residential real estate loans were subject to periodic interest rate adjustments and 91.5% were fixed-rate loans.

     First Federal offers a variety of fixed and adjustable-rate mortgage loan products. The loan fees charged, interest rates and other provisions of First Federal's mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions. Generally, all loans originated by First Federal conform to Fannie Mae underwriting standards. First Federal's fixed-rate loans typically have maturities of 15 to 30 years, although 30-year loans constitute the largest percentage of originations. First Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. First Federal's adjustable-rate mortgage ("ARM") loans are typically based on a 30-year amortization schedule. Interest rates and payments on First Federal's ARM loans generally are adjusted annually after a specified period ranging from one to ten years to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury index. First Federal currently offers ARM loans with initial rates below those which would prevail under the foregoing computation, determined by First Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on First Federal's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after three or more years. First Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by First Federal, including the index for interest rates, may vary from time to time. First Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving First Federal's return on equity objectives by limiting the duration of the initial rate concession.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. As a result of the low interest rate environment in recent years, First Federal has experienced a strong customer preference for fixed-rate loans.

     The retention of ARM loans in First Federal's loan portfolio helps reduce First Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by First Federal generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow First Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on ARM loans will be sufficient to offset increases in First Federal's cost of funds.

     While fixed-rate, single-family residential real estate loans are normally originated with 15- to 30-year terms, and First Federal permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in First Federal's loan portfolio contain due-on-sale clauses providing that First Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. First Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     First Federal requires title insurance insuring the status of its first lien on real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     First Federal's residential mortgage loans typically do not exceed 80% of the appraised value of the property. First Federal's lending policies permit First Federal to lend up to 97% of the appraised value of the property; however, First Federal generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. First Federal obtains appraisals on all first mortgage real estate loans from outside appraisers.

     Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. Recently, First Federal began originating loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders are usually made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit, however the maximum amount that First Federal will loan to any one builder is $750,000. At June 30, 1999, First Federal had no outstanding construction loans to builders. First Federal occasionally originates loans for the purchase of residential building lots. Most of these loans have terms of five years or less and may have fixed or adjustable rates. At June 30, 1999, First Federal did not have any land loans outstanding.

     Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, First Bancorp may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     First Federal has attempted to minimize the foregoing risks by, among other things, monitoring the project and controlling the disbursement of funds. Prior to making a commitment to fund a construction loan, First Federal requires an appraisal of the property. First Federal also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. In most cases, loan proceeds are disbursed after inspection of the project based on percentage of completion.

     Commercial and Multi-Family Real Estate Loans. First Federal engages in a limited amount of commercial and multi-family real estate lending. At June 30, 1999, commercial and multi-family real estate loans in First Federal's portfolio totaled $73,000 and consisted of 2 loans. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is 15 years and the maximum loan amount is $1,000,000. The majority of First Federal's commercial real estate loans have been secured by small office buildings, motels and retail establishments in Indiana.

     Loans secured by commercial and multi-family real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. First Federal seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The properties securing First Federal's commercial and multi-family real estate loans are inspected by First Federal's lending personnel before the loan is made. First Federal also obtains appraisals on each property in accordance with applicable regulations.

     Consumer and Other Loans. At June 30, 1999, First Federal's consumer and other loans totaled approximately $16.5 million, or 28.6% of First Federal's total loans. First Federal originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 60 months and the rate on such loans is fixed for the term of the loan.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as First Federal, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

     In January 1999, First Federal significantly expanded its consumer lending operations by hiring four loan officers and three clerical staff to develop an indirect automobile lending program. First Federal now originates automobile loans through approximately 75 to 100 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although substantially all of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc. Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

     For the period ended June 30, 1999, First Federal originated and retained for its own portfolio $15.4 million in automobile loans. At June 30, 1999, indirect automobile loans constituted 25.6% of total loans. In May 1999, First Federal developed a contractual relationship with another financial institution in order to sell indirect automobile loans on a flow basis for an origination fee of approximately 1.50% of the loan amount. This contract defines the criteria to be satisfied for loans to be eligible for sale to the purchasing institution. First Federal now sells all loans with servicing released and without recourse to First Federal. Interest rates are determined by reference to the rate sheet in effect on the date the loan was closed and approved by the financial institution purchasing the loan. Under the terms of its arrangement, First Federal has no minimum or maximum delivery requirements. This eliminates the risk that First Federal will not be able to sell the loans and that an increase in market interest rates will reduce the value of the loans before they can be sold.

     In fiscal year 2000, First Federal intends to sell 60% to 80% of its indirect automobile loan production and to retain the remainder for its own portfolio, with the goal of increasing its consumer loan portfolio to $25 million. The loans sold will be primarily the ones with the highest credit quality. The loans retained for First Federal's portfolio will generally have a lower credit quality, but with a correspondingly higher interest rate. First Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

     First Federal originates home equity loans in the form of lines of credit. At June 30, 1999, First Federal had $1.0 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $2.5 million. Most of these loans are made to existing customers. First Federal's home equity loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 80% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

     First Federal makes savings account loans for up to 90% of the depositor's account balance. The interest rate is normally 2.0% or 3.0% above the rate paid on the deposit account, depending on the type of account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable on demand, although interest must be paid every six months.

     Loan Solicitation and Processing. Mortgage loan applicants come through direct solicitation by First Federal's branch managers and commissioned loan originators, as well as through referrals by realtors and past and present customers. First Federal does not advertise extensively. All types of loans may be originated and closed in any of First Federal's offices. Loans are serviced from First Federal's main office.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a fee appraiser approved by First Federal and licensed or certified by the State of Indiana.

     Loans in the amount of up to $240,000 must be approved by two members of First Federal's Executive Committee, one of which must be First Federal's President. The Executive Committee consists of First Federal's President, Executive Vice President and members of the Board of Directors. Loans of more than $240,000 must be approved by a majority of First Federal's Executive Committee.

     Loan applicants are promptly notified of the decision of First Federal. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 45 days.

     Consumer loans in amounts up to $35,000 can be approved by consumer loan underwriters. The Consumer Loan Committee must approve all loans above the lending limit of a consumer loan underwriter. The maximum lending limits of the Consumer Loan Committee are as follows: any one member, $50,000; any two members, $75,000; all members, up to $100,000. The Consumer Loan Committee consists of the President, Executive Vice President and the Senior Vice President - Consumer Lending. Consumer loans in excess of $100,000 must be approved by the majority of the Board of Directors.

     Loan Originations, Sales and Purchases. In an effort to manage its interest rate risk position, First Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. However, since the beginning of 1998, First Federal has retained selected 30-year, fixed-rate loans in order to build its loan portfolio and increase the yield on its interest-earning assets. The sale of loans in the secondary mortgage market reduces First Federal's risk that the interest rates paid to depositors will increase while First Federal holds long-term, fixed-rate loans in its portfolio. It also allows First Federal to continue to fund loans when savings flows decline or funds are not otherwise available. First Federal generally sells loans without recourse to Fannie Mae with servicing retained. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed after the loan is approved by the Executive Committee and the interest rate is approved by the customer. This eliminates the risk to First Federal that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

     In the past First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. However, First Federal has not purchased any loans or loan participations in many years.

     At June 30, 1999, First Federal was servicing loans for others (Fannie Mae) amounting to approximately $10.5 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

     In addition, in January 1999, First Federal significantly expanded its consumer lending operations. For the fiscal year ended June 30, 1999, First Federal originated $18.0 million in consumer loans as compared to $398,000 for the fiscal year ended June 30, 1998. First Federal now originates automobile loans through approximately 75 to 100 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. First Federal also originates home equity loans in the form of lines of credit. For the fiscal year ended June 30, 1999, First Federal originated $1.0 million in home equity loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                          Years Ended June 30,
                                                       ----------------------------
                                                          1999      1998     1997
                                                       --------  --------  --------
                                                              (In thousands)
Loan originated:
Mortgage loans:
   One- to four-family...................               $16,283   $11,557   $3,974
   Construction..........................                 2,870     1,767      571
   Commercial and multi-family...........                    --        --       --
Credit line equity loans.................                 1,015       848      818
Savings account loans....................                    60       249       85
Consumer loans...........................                18,010       398      290
                                                        -------   -------   ------
      Total loans originated.............                38,238    14,819    5,738

Loans purchased..........................                    --        --       --

Loans sold...............................                 5,822     1,844      627
Loan principal repayments................                10,245     8,379    5,289
Increase (decrease) in other items, net..                (1,517)   (1,105)     (99)
                                                        -------   -------   ------

Net increase (decrease) in loans                        $20,654   $ 3,491   $ (277)
   receivable............................               =======   =======   ======


     Loan Commitments. First Federal issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. First Federal had outstanding loan commitments of approximately $729,000 at June 30, 1999, $460,000 and $269,000 of which were at fixed and adjustable rates, respectively. At June 30, 1999, First Federal also had commitments to fund $2.5 million of credit line equity loans. See Note 11 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. First Federal, in most instances, receives mortgage loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by First Federal generally is 1%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. First Federal had $265,000 of net deferred mortgage loan fees at June 30, 1999.

     In connection with its indirect automobile lending program, First Federal pays the automobile dealers a flat fee for the origination of the loans. These loan origination costs have been deferred and amortized over the contractual life of the loan. At June 30, 1999, First Federal had $99,000 of deferred loan charges related to its indirect automobile lending program.

     Nonperforming Assets and Delinquencies. First Federal generates reports regarding delinquent loans at regular intervals each month to enable management to track their status. First Federal also generates a series of notices at regular intervals to inform mortgage loan borrowers when a required payment is past due. When a payment becomes 30 days past due, First Federal contacts the borrower by letter. If a satisfactory response is not obtained, continuous follow-up contacts, including contact by telephone, are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt, and a mutually satisfactory arrangement for curing the default. In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is approved by the Board of Directors.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, First Federal institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. A computer-generated collection report is received by First Federal daily. The customer is contacted by telephone to ascertain the nature of the delinquency. In most cases, delinquencies are cured promptly; however, if, by the 45th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of First Federal's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, First Federal either obtains a judgment in small claims court or takes action to repossess the collateral.

     Loans are placed on nonaccrual status when they become 90 days past due. Nonaccrual loans are returned to accrual status when they become less than 90 days past due.

     First Federal's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent 60 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by First Federal.

     The following table sets forth information with respect to First Federal's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.

                                                                         At June 30,
                                                                   ----------------------
                                                                    1999    1998    1997
                                                                   ------  ------  ------
                                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis........                   $   6   $  --   $ 27
Accruing loans past due 90 days or more..........                      --      --     --
                                                                    -----   -----   ----
Nonperforming loans..............................                       6      --     27
Real estate owned (net)..........................                      --      --     --
                                                                    -----   -----   ----
      Total nonperforming assets.................                   $   6   $  --   $ 27
                                                                    =====   =====   ====

Restructured loans...............................                      --      --     --

Total loans delinquent 90 days or more to net
   loans.........................................                    0.01%  N/A     0.08%
Total loans delinquent 90 days or more to total
   assets........................................                    0.00%  N/A     0.02%
Total nonperforming assets to total assets.......                    0.00%  N/A     0.02%


     Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 1999, First Federal had no real estate owned.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management's close attention shall be designated "special mention" by either the institution or its examiners.

     First Federal reviews and classifies its assets on a monthly basis. At June 30, 1999 First Federal had no loans classified as loss, doubtful or substandard. At such date First Federal had loans aggregating $6,000 classified as special mention. First Federal had no impaired loans at June 30, 1999 or 1998.

     Allowance for Loan Losses. In originating loans, First Federal recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses: all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to First Federal's income. The provision for loan losses is based on management's periodic evaluation of First Federal's past loan loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding and the probability of collecting all amounts due.

     At June 30, 1999, First Federal had an allowance for loan losses of $274,000, which represented 0.48% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                        Years Ended June 30,
                                                     -------------------------
                                                     1999       1998      1997
                                                     ----       ----      ----
                                                       (Dollars in thousands)
Allowance at beginning of period..............     $  250    $   250   $   250
Provision for loan losses.....................         24         --        --
Charge-offs...................................         --         --        --
Recoveries....................................         --         --        --
                                                   ------    -------   -------
Net charge-offs...............................         --         --        --
                                                   ------    -------   -------
   Allowance at end of period.................     $  274    $   250   $   250
                                                   ======    =======   =======

Ratio of allowance to total loans
   outstanding at the end of the period.......       0.48%      0.70%     0.77%

Ratio of net charge-offs to average loans
   outstanding during the period..............        N/A        N/A       N/A

Allowance for loan losses to nonperforming
 loans........................................   4,566.67%       N/A    925.93%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                             At June 30,
                                                 ---------------------------------------------------------------
                                                        1999                   1998                    1997
                                                 --------------------   -------------------   ------------------
                                                              % of                   % of                % of
                                                            Loans in               Loans in            Loans in
                                                              Each                   Each                Each
                                                            Category               Category            Category
                                                            to Total               to Total            to Total
                                                Amount       Loans       Amount     Loans     Amount    Loans
                                                -----        -----       ------     -----     ------    -----
                                                                       (Dollars in thousands)
Mortgage loans................................  $ 225        71.36%      $ 225      95.48%     $250     95.13%
Consumer and other loans......................     49        28.64          25       4.52        --      4.87
Unallocated...................................     --         N/A           --       N/A         --      N/A
                                                -----        -----       -----     ------      ----    ------

   Total allowance for loan losses............  $ 274       100.00%      $ 250     100.00%     $250    100.00%
                                                =====       ======       =====     ======      ====    ======

Investment Activities

     First Federal is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank-Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like First Federal are also required to maintain an investment in Federal Home Loan Bank stock and a minimum level of liquid assets.

     First Federal must categorize its investments as "held to maturity," "trading" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if First Federal has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. First Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     First Federal's President determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include First Federal's liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on First Federal's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Board of Directors must ratify all investments up to $3 million and must provide its prior approval for any investments above such amount.

     First Federal purchases investments to provide necessary liquidity for day-to-day operations and to manage First Federal's interest rate risk and overall credit risk profile. In recent years First Federal has purchased mortgage-backed and related securities when investable funds exceed loan demand.

     First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 34.8% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 1999, 48.7% of First Federal's mortgage-backed securities were adjustable rate and 51.3% were fixed rate.

     Of First Federal's $30.9 million mortgage-backed securities portfolio at June 30, 1999, $8.7 million had contractual maturities within ten years and $22.2 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     A portion of First Federal's investment portfolio consists of corporate securities and commercial paper. First Federal's investment policy requires that such investments have one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor's or Moody's. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of First Federal's investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of the issuer's business. First Federal purchased corporate obligations, most of which have fixed interest rates, because they offered a yield higher than that available for U.S. Government agency obligations of similar duration.

     First Federal also maintains a small investment in collateralized auto obligations. These asset-backed securities are similar to mortgage-backed securities in that they generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of auto loans. As with corporate securities, First Federal's investment policy requires that such investments have one of the two highest ratings by a nationally recognized rating agency. First Federal purchased these securities, which generally have fixed interest rates, because they offered a yield higher than that available for U.S. Government agency obligations of similar duration.

     The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.

                                                    At June 30,
                                            ---------------------------
                                              1999      1998     1997
                                            -------   --------  -------
                                                  (In thousands)
Available for sale:
Mortgage-backed securities..........        $ 2,973   $ 4,376  $ 7,864

Held to maturity:
U.S. Government agency obligations..          4,000    10,232   16,201
Collateralized auto obligations.....            557     1,009      249
Corporate obligations...............          5,499     2,956       --
Mortgage-backed securities..........         27,964    31,169   33,530
Commercial paper....................          1,983     3,998    2,490
                                            -------   -------  -------
   Total held to maturity...........         40,003    49,364   52,470
                                            -------   -------  -------
      Total.........................        $42,976   $53,740  $60,334
                                            =======   =======  =======

     At June 30, 1999, First Federal held no securities by an issuer where the aggregate book value of the securities exceeded 10% of the equity capital of First Federal at June 30, 1999, except for securities issued by the U.S. Government or U.S. Government agencies and corporations.

     The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 1999. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                        Less Than               One to            Five to           Over
                                                         One Year             Five Years         Ten Years       Ten Years
                                                   ------------------      ----------------    -------------   --------------
                                                   Amount       Yield      Amount     Yield    Amount  Yield   Amount   Yield
                                                   ------       -----      ------     -----    ------  -----   ------   -----
                                                                              (Dollars in thousands)
Available for sale:
Mortgage-backed securities.......                  $   --          --%     $  573       7.72%  $  801   7.62%  $ 1,599   6.72%

Held to maturity:
U.S. Government agency
   obligations...................                      --          --       1,000       6.01    1,000   6.58     2,000   6.49
Collateralized auto obligations..                      --          --         557       5.65       --     --        --     --
Corporate obligations............                   3,916        5.49          --         --    1,583   6.31        --     --
Mortgage-backed securities.......                      --          --       1,506       7.22    5,817   5.87    20,641   6.41
Commercial paper.................                   1,983        5.04          --         --       --     --        --     --
                                                   ------                  ------              ------          -------
   Total held to maturity........                   5,899        5.34       3,063       6.54    8,400   6.04    22,641   6.42
                                                   ------                  ------              ------          -------
         Total...................                  $5,899        5.34      $3,636       6.72   $9,201   6.18   $24,240   6.44
                                                   ======                  ======              ======          =======

     The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                                   At June 30, 1999
                                                               -----------------------
                                                                           Floating or
                                                               Fixed       Adjustable
                                                               Rates         Rates
                                                               ------      -----------
                                                                    (In thousands)
         Available for sale:
            Mortgage-backed securities............           $ 1,517       $ 1,456
         Held to maturity:
            U.S. Government agency obligations....             4,000            --
            Collateralized auto obligations.......               557            --
            Corporate obligations.................             3,916         1,583
            Mortgage-backed securities............            14,365        13,599
            Commercial paper......................             1,983            --
                                                             -------       -------
               Total held to maturity.............            24,821        15,182
                                                             -------       -------
                     Total investment securities..           $26,338       $16,638
                                                             =======       =======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from Federal Home Loan Bank-Indianapolis may be used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 1999.

     Deposit Accounts. Substantially all of First Federal's depositors are residents of the State of Indiana. Deposits are attracted from within First Federal's market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, First Federal considers current market interest rates, profitability to First Federal, matching deposit and loan products and its customer preferences and concerns. First Federal generally reviews its deposit mix and pricing weekly. In recent years First Federal has offered amongst the highest deposit rates in its market area in order to compete with larger financial institutions that provide a wider range of products and services. First Federal is evaluating the possibility of expanding its checking account program as a means of attracting lower cost funding.

     The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 1999. Jumbo certificates of deposit represent minimum deposits of $100,000.


            Maturity Period                         Amount
            ---------------                     --------------
                                                (In thousands)

            Three months or less............         $1,490
            Over three through six months...          1,556
            Over six through twelve months..          1,613
            Over twelve months..............          3,069
                                                     ------
                  Total.....................         $7,728
                                                     ======

     The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.

                                                                                At June 30,
                                                                      ------------------------------
                                                                      1999         1998         1997
                                                                      ----         ----         ----
                                                                             (In thousands)
            3.00 - 3.99%........................................    $   563      $    --      $    --
            4.00 - 4.99%........................................     20,583        7,771       11,657
            5.00 - 5.99%........................................     23,846       35,999       36,503
            6.00 - 6.99%........................................     18,432       22,803       17,482
            7.00 - 7.99%........................................      1,302        1,299        1,506
            8.00 - 8.99%........................................         60          144          464
            9.00 - 9.99%........................................         --          183          307
                                                                    -------      -------      -------
                  Total.........................................    $64,786      $68,199      $67,919
                                                                    =======      =======      =======

     The following table sets forth the amount and maturities of time deposits at June 30, 1999.

                                                                                  Amount Due
                                                       ---------------------------------------------------------------
                                                       Less Than      1 - 2        2 - 3           3 - 4        After
                                                        1 Year       Years        Years           Years       4 Years
                                                       ---------      -----        -----           -----       -------
                                                                                 (In thousands)
3.00 - 3.99%........................................    $   563      $    --      $    --         $   --       $   --
4.00 - 4.99%........................................     14,607        5,103          255            134          484
5.00 - 5.99%........................................      8,624       12,083        1,788            722          629
6.00 - 6.99%........................................     17,277          454          112            333          256
7.00 - 7.99%........................................        693           27          465             25           92
8.00 - 8.99%........................................         26           34           --             --           --
                                                        -------      -------      -------         ------       ------
      Total.........................................    $41,790      $17,701      $ 2,620         $1,214       $1,461
                                                        =======      =======      =======         ======       ======

          The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                                 At June 30,
                                              ---------------------------------------------------------------------------------
                                                            1999                          1998                       1997
                                              ------------------------------- ------------------------------   ----------------
                                                         Percent                       Percent                          Percent
                                                           of       Increase/             of       Increase/               of
                                              Amount      Total     Decrease  Amount     Total     Decrease    Amount     Total
                                              ------      -----     --------  ------     -----     --------    ------     -----
                                                                          (Dollars in thousands)
           Demand deposits                    $12,335     14.22%    $ 1,711   $10,624    11.91%     $ 1,714    $ 8,910    10.06%

          Savings deposits                      9,601     11.07        (805)   10,406    11.66       (1,325)    11,731    13.25

Certificates which mature:
             Within 1 year                     41,790     48.19       6,088    35,702    40.01       (7,287)    42,989    48.54

  After 1 year, but within
                   2 years                     17,701     20.41      (7,668)   25,369    28.43        8,771     16,598    18.74

 After 2 years, but within
                   5 years                      4,852      5.60      (1,723)    6,575     7.37         (836)     7,411     8.37

    Certificates maturing
               thereafter                         443      0.51        (110)      553     0.62         (368)       921     1.04
                                              -------    ------     -------   -------   ------      -------    -------   ------
                    Total                     $86,722    100.00%    $(2,507)  $89,229   100.00%     $   669    $88,560   100.00%
                                              =======    ======     =======   =======   ======      =======    =======   ======

          The following table sets forth the deposit activities of First Federal for the periods indicated.

                                               Years Ended June 30,
                                          -----------------------------
                                            1999     1998      1997
                                            ----     ----      ----
                                                  (In thousands)

Beginning balance.......................  $89,229   $88,560   $88,844
Net increase (decrease)
 before interest credited...............   (5,499)   (2,582)   (3,140)
Interest credited.......................    2,992     3,251     2,856
                                          -------   -------   -------
Net increase (decrease) in deposits.....   (2,507)      669      (284)
                                          -------   -------   -------
Ending balance..........................  $86,722   $89,229   $88,560
                                          =======   =======   =======

          Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the Federal Home Loan Bank-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 1999, First Federal had a borrowing capacity of $33.3 million based on available collateral.

          The following table sets forth certain information regarding First Federal's use of Federal Home Loan Bank advances during the periods indicated.

                                                      Years Ended June 30,
                                                     ----------------------
                                                     1999     1998     1997
                                                     ----     ----     ----
                                                     (Dollars in thousands)

Maximum balance at any month end..                  $3,645   $7,050   $7,500
Average balance...................                   2,656    5,991    7,498
Period end balance................                      --    3,645    7,050
Weighted average interest rate:
   At end of period...............                     N/A     5.77%    5.91%
   During the period..............                    5.57%    5.93     5.77

Personnel

          As of June 30, 1999, First Federal had 47 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

          First Federal has one subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 1999, First Federal's equity investment in its subsidiary was $226,000, or 0.18% of total assets. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generates low-income housing credits of approximately $73,000 per year.

                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the FHLB and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain of the regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on First Bancorp and First Federal.

Holding Company Regulation

     First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, First Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that First Federal continues to be a qualified thrift lender. See "--Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the OTS 30 days before declaring any dividend to First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets. In addition, certain activities, such as mergers and acquisitions, and branching are subject to the prior approval of the OTS.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum core capital ratio increased to 4% for all institutions except those with the highest ratings on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, First Federal met each of its capital requirements.

     The following table presents First Federal's capital position at June 30, 1999.

                                                            Capital
                                           Excess     ------------------
                    Actual Required (Deficiency) Actual Required Capital Capital Amount Percent Percent
                    -------  --------   ------------  -------   --------
                                   (Dollars in thousands)

Tangible           $25,083    $1,838      $23,245     20.47%      1.50%

Core (Leverage)     25,083     4,901       20,182     20.47       4.00

Risk-based          25,357     4,954       20,403     40.95       8.00


     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of First Federal are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members, including First Federal, approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. Pending legislation would place activities restrictions on unitary savings and loan holding companies, subject to an exception for existing holding companies such as First Bancorp. First Federal is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, First Federal's limit on loans to one borrower was $3.8 million, and First Federal's largest aggregate outstanding balance of loans to one borrower was $0.3 million.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier I Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, First Federal was a Tier I Bank. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event First Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. First Federal is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. First Federal's has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in First Federal's latest quarterly thrift financial report.

     Transactions with Related Parties. First Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     First Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal's capital position and requires certain board approval procedures to be followed. Special limitations apply to loans made to executive officers of the institution.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank-Indianapolis, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank-Indianapolis in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank-Indianapolis, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 1999, of $727,000. Federal Home Loan Bank advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. First Federal complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. First Bancorp and First Federal report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 1999 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with First Federal's 1996 taxable year, in which First Federal originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by First Federal during its six taxable years preceding its current taxable year.

     Distributions. If First Federal makes "non-dividend distributions" to First Bancorp, such distributions will be considered to have been made from First Federal's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from First Federal's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in First Federal's income. Non-dividend distributions include distributions in excess of First Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal's current or accumulated earnings and profits will not be so included in its income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if First Federal makes a non-dividend distribution to First Bancorp, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. First Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     Indiana imposes an 8.5% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. First Federal's state franchise tax returns have not been audited for the past five tax years.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of First Bancorp.

Name                             Age (1)      Position
----                            --------      --------
Harold Duncan...........         58           President, Chief Executive Officer and Chairman of the Board
Michael H. Head.........         41           Vice President
Christopher A. Bengert..         42           Treasurer

----------------------------
(1)  As of June 30, 1999


     The following table sets forth certain information regarding the executive officers of First Federal.

                                               Age (1)
Name                             Age (1)      Position
----                            --------      --------
Harold Duncan...........         58           President and Chief Executive Officer
Michael H. Head.........         41           Executive Vice President and Chief Operating Officer
Monica L. Stinchfield...         43           Senior Vice President
Christopher A. Bengert..         42           Senior Vice President and Treasurer
Kirby W. King...........         45           Senior Vice President
Richard S. Witte........         46           Vice President
Dale Holt...............         45           Vice President

----------------------------
(1) As of June 30, 1999

    The executive officers of First Bancorp and First Federal are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.


Biographical Information

  Harold Duncan joined First Federal in 1964 and served as a loan officer, Assistant Vice President, Vice President, and Executive Vice President before becoming President in 1990. Mr. Duncan added the title of Chief Executive Officer in 1991.

  Michael H. Head joined First Federal in 1980. From 1984 to 1994, he served as Vice President and manager of the loan department. In 1994, he became Senior Vice President. In 1996, Mr. Head became Executive Vice President and in September 1998 added the title of Chief Operating Officer.

  Monica L. Stinchfield joined First Federal in 1980. From 1985 to 1993 she served as Assistant Vice President and from 1993 to September 1998, she served as Vice President. In 1996, Ms. Stinchfield became the manager of the loan department and secondary market activity. In September 1998, Ms. Stinchfield became Senior Vice President.

  Christopher A. Bengert joined First Federal in 1986. From 1991 to 1994, Mr. Bengert served as Vice President and Treasurer. In 1994, he became Senior Vice President.

  Kirby W. King joined First Federal in January 1999 as Senior Vice President-Consumer Lending. He was previously employed by United Fidelity Bank as Senior Vice President.

  Richard S. Witte joined First Federal in 1997 and in October 1998 became Vice President. Mr. Witte is responsible for the savings department and deposit services. Prior to joining First Federal, Mr. Witte was employed by Evansville Federal Savings Bank for 21 years.

  Dale Holt joined First Federal in January 1999 as Vice President-Consumer Lending. He was previously employed by United Fidelity Bank as Vice President.

ITEM 2.  PROPERTIES

  First Federal currently conducts its business through its four full service banking offices, including its main banking office. First Federal owns all four of its offices. The following table sets forth information regarding First Federal's properties.


                           Original   Net Book Value of
                             Year        Property at         Approximate
Location                   Acquired    June 30, 1999(1)    Square Footage
-------------------------  --------   -----------------    --------------
                                       (In thousands)
Main Office:
2200 West Franklin Street
Evansville, Indiana......    1904           $281               17,507

Branch Offices:
2028 Division Street
Evansville, Indiana......    1956            153                5,276

1001 N. Green River Road
Evansville, Indiana......    1981            503                2,603

4451 N. First Avenue
Evansville, Indiana......    1997            561                7,300

---------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by First Federal.


ITEM 3.  LEGAL PROCEEDINGS

        Periodically, there have been various claims and lawsuits involving First Federal, such as claims to enforce liens, condemnation proceedings on properties in which First Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal's business. In the opinion of management, after consultation with First Federal's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Except as described below, First Federal is not a party to any material pending legal proceedings.

        On January 8, 1999, Fidelity Federal Bancorp and its wholly owned subsidiary, United Fidelity Bank, FSB, filed suit in Vanderburgh County Superior Court (82D039901CP61) against First Federal in connection with First Federal's actions in hiring new personnel for its consumer lending department, all of whom were previously employed by United Fidelity Bank. The plaintiffs allege three counts in their complaint. In the first count, the plaintiffs allege that First Federal tortuously interfered with the plaintiff's contractual relationships with its employees by intentionally inducing six persons to simultaneously break their employment contracts and/or relationships with United Fidelity Bank. The plaintiffs allege that First Federal's actions have effectively shut down the consumer loan department of United Fidelity Bank and have caused damage to United Fidelity Bank, including lost profits and damage to its reputation. In the second count, the plaintiffs seek to impose a constructive trust on the future profits generated by First Federal's consumer loan department in order to avoid the unjust enrichment of First Federal. In the third count, the plaintiffs allege that through the development of its consumer lending department United Fidelity Bank had developed practices, policies, methods and procedures as well as customer and prospective customer information which it considered proprietary and confidential and that First Federal has misappropriated these trade secrets. The complaint requests injunctive relief prohibiting First Federal from using the information alleged to constitute trade secrets, unspecified monetary damages and recovery of reasonable attorneys' fees and costs. As of the date of this report, the plaintiffs have not sought a temporary restraining order, a preliminary injunction or any other interim relief. First Federal intends to vigorously defend the action. The parties are currently conducting discovery. A trial date has tentatively been set for December 6, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     First Bancorp's common stock has been listed on the Nasdaq National Market since April 7, 1999. According to the records of its transfer agent, First Bancorp had approximately 556 stockholders of record as of September 15, 1999. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each the fiscal quarter's since First Bancorp's initial public offering.


                       High      Low     Dividends
                      ------   -------  -----------
Fiscal 1999:
    Fourth Quarter..  $10.50   $9.0625       --

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated summary historical financial information concerning the financial position of First Bancorp, including its subsidiary, First Federal, for the period and at the dates indicated. The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of First Bancorp. Information for periods prior to 1999 is for First Federal only.


                                                                            At June 30,
                                              ----------------------------------------------------------------------------
                                                1999           1998              1997             1996              1995
                                              --------       --------          --------         --------          --------
                                                                              (In thousands)
Selected Balance Sheet Data:
   Total assets.............................  $124,800      $ 108,964       $   110,747         $110,905          $105,846
   Other investment securities..............    12,039         18,195            18,940           17,246             8,788
   Mortgage-backed securities...............    30,937         35,545            41,394           41,607            47,936
   Loans receivable, net....................    56,309         35,655            32,164           32,441            32,492
   Deposit accounts.........................    86,722         89,229            88,560           88,844            86,886
   Borrowings...............................        --          3,645             7,050            7,500             5,000
   Stockholders' equity.....................    36,528         14,949            14,053           13,575            13,002

                                                                         Year Ended June 30,
                                              ----------------------------------------------------------------------------
                                                1999           1998              1997             1996              1995
                                              --------       --------          --------         --------          --------
                                                                            (In thousands)
Selected Operating Data:
   Interest income..........................  $  7,467      $   7,715       $     7,474         $  7,295         $  6,658
   Interest expense.........................     4,529          4,977             4,763            4,645            4,062
                                              --------      ---------       -----------         --------         --------
   Net interest income......................     2,938          2,738             2,711            2,650            2,596
   Provision for loan losses................        24             --                --              100               --
                                              --------      ---------       -----------         --------         --------
   Net interest income after provision for
      loan losses...........................     2,914          2,738             2,711            2,550            2,596
   Other income.............................       323            601/(1)/          179              169              219
   Other expense............................     2,454          2,044             2,391/(2)/       1,900            1,901
                                              --------      ---------       -----------         --------         --------
   Income before income taxes...............       783          1,295               499              819              914
   Income taxes.............................       210            415               112              199              264
                                              --------      ---------       -----------         --------         --------
      Net income.........................     $    573     $      880       $       387         $    620         $    650
                                              ========     ==========       ===========         ========         ========

--------------------------------
(1) Includes gains of $400,000 on the sale of a branch office and related deposits.
(2) Includes one-time assessment of $561,000 to recapitalize the Savings Association Insurance Fund.

                                                At or For the Years Ended June 30,
                                            -----------------------------------------
                                            1999     1998     1997     1996      1995
                                            ----     ----     ----     ----      ----
Selected Financial Ratios:
   Performance Ratios:
    Return on average assets (1).......     0.49%    0.77%    0.35%    0.57%     0.62%
    Return on average equity (2).......     2.86     6.04     2.83     4.66      5.14
    Average equity as a percent of
      average total assets.............    17.27    12.79    12.35    12.33     12.01
    Interest rate spread (3)...........     2.04     2.03     2.08     2.09      2.01
    Net interest margin (4)............     2.69     2.53     2.56     2.57      2.53
    Average interest-earning assets
      to average interest-bearing
      liabilities......................   115.81   110.75   110.71   110.68    113.18
    Other expenses as a percent of
      average total assets.............     2.11     1.79     2.16     1.76      1.80
 Capital Ratios:
    Tangible...........................    20.47    13.60    12.62    12.28     12.29
    Core...............................    20.47    13.60    12.62    12.28     12.29
    Risk-based.........................    40.95    34.75    37.35    36.95     36.42
 Asset Quality Ratios:
    Nonperforming loans as a percent
      of total loans (5)..............      0.01     0.00     0.08     0.00      0.12
    Nonperforming assets as a percent
      of total assets (6).............      0.00     0.00     0.02     0.00      0.04
     Allowance for loan losses as a
      percent of total loans..........      0.48     0.70     0.77     0.76      0.46
     Allowance for loan losses as a
      percent of nonperforming loans..   4566.67      N/A   925.93      N/A    263.16
    Net charge-offs as a percent of
      average outstanding loans.......       N/A      N/A      N/A      N/A       N/A
-------------------------------------

(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.
(5) Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(6) Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans, and restructured loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of First Bancorp. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Forward-Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of First Bancorp. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. First Bancorp's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of First Bancorp and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in First Bancorp's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. First Bancorp does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

     First Bancorp's principal business currently consists of the operations of First Federal. The principal business activity of First Federal consists of attracting deposits from the general public and originating loans secured by one-to-four family residential real estate properties located in its market area. First Federal also maintains a substantial investment portfolio of mortgage-backed and other securities. Earnings depend primarily upon net interest income, which is the difference between the interest income First Federal receives on its loan and investment portfolios and the interest it pays on deposits and borrowings. First Federal's profitability is also affected by the level of other income and expenses. Other income includes service charges, fees and gains on sales of loans. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, and data processing. First Federal's profitability is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

     First Federal's strategy is to operate as an independent, retail financial institution dedicated to financing home ownership and other consumer needs in Evansville, Indiana. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on increasing its mortgage loan, consumer loan and loan servicing portfolios. It also includes continued maintenance of a substantial investment portfolio of U.S. government and agency securities and investment grade mortgage-backed securities and deposit growth to support the growth in loans and investments. First Federal intends to expand its mortgage loan and loan servicing portfolios through increased origination efforts and not by lowering its underwriting standards. First Federal has recently expanded its consumer lending activities by initiating an indirect automobile lending program.

Comparison of Financial Condition at June 30, 1999 and June 30, 1998

     Total consolidated assets of First Bancorp increased $15.8 million, or 14.5%, from $109.0 million at June 30, 1998 to $124.8 million at June 30, 1999.
This growth in assets occurred primarily in cash and cash equivalents and loans offset by a decline in investment securities. The growth in total assets was funded with net proceeds from First Bancorp's initial public offering in April 1999.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank, increased by $5.0 million, or 42.9%, from $11.7 million at June 30, 1998 to $16.7 million at June 30, 1999. This increase was the result of higher liquidity needs as the Bank increased its emphasis on both mortgage and consumer lending.

     Investment securities decreased $10.7 million, or 20.0%, from $53.7 million at June 30, 1998 to $43.0 million at June 30, 1999. This decline was the result of First Federal reinvesting the proceeds from investment security maturities and principal repayments into its mortgage and consumer loan portfolios.

     Net loans grew $20.7 million, or 57.9%, from $35.7 million at June 30, 1998 to $56.3 million at June 30, 1999. This increase is attributable to a $6.2 million increase in one- to four-family mortgage loans and a $15.0 million increase in consumer loans. In January 1999, First Federal significantly expanded its consumer lending operation. From January through June 1999, First Federal originated $17.6 million of indirect automobile loans. In May 1999, First Federal entered into an agreement to sell indirect automobile loans with servicing released and without recourse to another financial institution. It is management's intent to sell 60% - 80% of its indirect automobile loan production and retain the remainder in its own portfolio.

     The allowance for loan losses increased from $250,000 at June 30, 1998 to $274,000 at June 30, 1999 due to the total provision recorded of $24,000. The ratios of First Bancorp's allowance for loan losses to total loans were .48% and
 .70% at June 30, 1999 and 1998. The ratios of First Bancorp's allowance for loan losses to total nonperforming loans was 4566.67% at June 30, 1999. There were no nonperforming loans at June 30, 1998.

     Other assets increased $1.1 million or 34.2% from $3.4 million at June 30, 1998 to $4.5 million at June 30, 1999. This increase was primarily the result of $700,000 in accounts receivable related to First Federal's new indirect lending program.

     Total deposits declined $2.5 million, or 2.8%, from $89.2 million at June 30, 1998 to $86.7 million at June 30, 1999. This slight decline was primarily the result of customers using funds deposited at First Federal to purchase stock in First Bancorp's initial public offering.

     Borrowings declined from $3.6 million to zero as a portion of the proceeds from the initial public offering was used to repay Federal Home Loan Bank advances.

     Total stockholders' equity increased $21.6 million from $14.9 million at June 30, 1998 to $36.5 million at June 30, 1999. This increase was primarily attributable to the $21.0 million of net proceeds generated from the initial public offering in April 1999. The balance of the increase, $600,000, was attributable to the net earnings of First Bancorp for the year ended June 30, 1999.

Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

     General. Net income for the year ended June 30, 1999 declined $307,000, or 34.8%, from $880,000 for the year ended June 30, 1998 to $573,000 for the year ended June 30, 1999. This decrease was primarily attributable to a decline in noninterest income coupled with an increase in noninterest expense. Included in income in 1998 was $400,000 of gains in connection with the sale of a branch and related deposits. The reduction in net income was somewhat offset by an increase in net interest income. The return on average assets was .49% for fiscal 1999 compared to .77% for fiscal 1998 and the return on average equity was 2.86% for fiscal 1999 compared to 6.04% for 1998.

     Net Interest Income. Net interest income for the year ended June 30, 1999 increased $200,000, or 7.3%, from $2.7 million during the year ended June 30, 1998 to $2.9 million for the year ended June 30, 1999. The increase in net interest income was attributable to a $448,000, or 9.0%, reduction in total interest expense from $5.0 million during fiscal 1998 to $4.5 million during fiscal 1999. This decline was primarily the result of a $278,000 decline in interest expense on deposits, as average deposits decreased from $91.4 million during 1998 to $90.1 million during 1999, and the average cost of those deposits declined from 5.01% during 1998 to 4.78% during 1999 and a $207,000 decline in interest expense on borrowings, as average borrowings declined from $6.0 million during 1998 to $2.7 million during 1999, and the average cost of those borrowings declined from 5.93% during 1998 to 5.57% during 1999.

     In addition, interest income declined by $248,000, or 3.2%, from $7.7 million during fiscal 1998 to $7.5 million during fiscal 1999. This decline was attributable to a $1.0 million, or 24.5%, decrease in interest income from investment securities, from $4.1 million during 1998 to $3.1 million during 1999 as the average balance of investment securities declined from $60.4 million, with an average yield of 6.80% during 1998 to $50.0 million with an average yield of 6.26% during 1999.

     This decline in interest income was partially offset by a $742,000 increase in interest income from loans, as the average balance of loans receivable increased from $32.7 million during fiscal 1998 to $42.5 million during fiscal 1999. The increase in interest income attributable to loan growth (volume) was somewhat mitigated by a 16 basis point decline on the average yield on the portfolio from 8.25% during fiscal 1998 to 8.09% during fiscal 1999.

     Provision for Loan Losses. The provision for loan losses for the year ended June 30, 1999 was $24,000 compared to no provision for the year ended June 30, 1998. The provision reflects management's analysis of the loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for 1999 reflects overall growth in the loan portfolio. First Federal did not experience any loan charge-offs during fiscal 1999 or 1998. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

     Noninterest Income. Noninterest income totaled $324,000 in fiscal 1999 compared to $601,000 in fiscal 1998, a decrease of $278,000 or 46.2%. Gains related to the sale of a branch office during fiscal 1998 accounted for the decrease and were somewhat offset by an increase in other noninterest income.

     Gain on branch disposal and gain on deposit disposal were $261,000 and $139,000 respectively during fiscal 1998, while no such disposals occurred during fiscal 1999. Other noninterest income was $227,000 during fiscal 1999 compared to $115,000 during fiscal 1998, an increase of $112,000, which was primarily attributable to a $48,000 increase in gains on loan sales and an approximately $38,000 increase in service charges on deposit accounts and other customer fees.

     Noninterest Expense. Total noninterest expense increased from $2.0 million in fiscal 1998 to $2.5 million in fiscal 1999, an increase of $410,000 or 20.1%. Salaries and employee benefits totaled $1.4 million during fiscal 1999, $270,000, or 23.8%, higher than the $1.1 million recorded during fiscal 1998. Approximately $147,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense is also approximately $47,000 higher during fiscal 1999 as a result of the implementation of First Federal's Employee Stock Ownership Plan, which was adopted in conjunction with First Bancorp's initial public offering in April 1999. Salaries for employees other than those previously noted were $76,000 higher during fiscal 1999 due mainly to incentive compensation bonuses and normal salary increases.

     Other noninterest expense increased from $469,000 during fiscal 1998 to $560,000 during fiscal 1999, an increase of $91,000 or 19.3%. This increase was primarily the result of increased phone fees, office supplies, postage and other expenses associated with the new indirect lending department totaling $31,000, a $21,000 increase in professional fees primarily related to the defense of a lawsuit in connection with the acquisition of the indirect lending department, and various other small increases in several other noninterest expense categories.

     Income Tax Expense. Total income tax expense was $210,000 in fiscal 1999 compared to $415,000 in 1998. The decrease is attributable to a lower taxable income for fiscal 1999. The effective tax rates for the years ended June 30, 1999 and 1998 were 26.8% and 32.1%.

Comparison of Operating Results for the Years Ended June 30, 1998 and 1997

     General. Net income increased by $493,000 to $880,000 for the year ended June 30, 1998, from $387,000 for the fiscal year ended June 30, 1997. The majority of the increase was due to a branch sale in fiscal 1998 and the one-time Savings Association Insurance Fund assessment in fiscal 1997. Net interest income increased $27,000, or less than 1%.

     Net Interest Income. Net interest income increased less than 1% from fiscal 1997 to $2.7 million in fiscal 1998. Interest income increased $241,000 to $7.7 million for fiscal 1998 from $7.5 million for fiscal 1997. The increase was the result of First Federal's increased focus on the origination of loans, which generated a slightly higher rate of interest than investments, and to larger average balances of investment securities and deposits with financial institutions. The average yield on interest-earning assets increased to 7.12% for fiscal 1998 from 7.05% for fiscal 1997.

     Interest expense increased by $214,000 to $5.0 million for fiscal 1998 from $4.8 million for fiscal 1997. The increase in interest expense was due to an increase in interest bearing deposits, primarily certificates of deposit, and a 12 basis point increase in the average cost of interest bearing liabilities. Certificates of deposit were First Federal's largest type of interest-bearing liability, comprising, on average, 73% of the total. The average balance of certificates of deposit outstanding during the year increased $5.2 million, to $71.8 million from $66.6 million for fiscal 1997. Additionally, the average yield on certificates of deposit increased 8 basis points, to 5.68% from 5.60% for fiscal 1997. Following the sale of a branch office and the opening of a new office in October 1997, First Federal offered a short-term certificate of deposit at an above-market rate in order to attract customers to its new branch. There was also an increase in the average cost of borrowings, which was partially offset by decreases in the average cost of demand and savings deposits and in other interest bearing liabilities.

     Provision for Loan Losses. First Federal took no provision for loan losses in fiscal 1998 or fiscal 1997 as it had no loan losses during those years and believed that the allowance for loan losses reflected the inherent risks within the loan portfolio.

     Noninterest Income. Noninterest income increased by $422,000, to $601,000 for fiscal 1998 from $179,000 for fiscal 1997. Included in other income for fiscal 1998 are gains on the sale of real estate, equipment and deposit accounts from First Federal's sale of its Mt. Vernon, Indiana branch in October 1997. First Federal recognized gains on the sale of real estate and equipment of $261,000 and gains on the sale of deposits of $139,000. The primary components of other income are loan servicing, deposit, ATM and other customer fees, increases in cash surrender value of life insurance, and gains on sales of loans.

     Noninterest Expense. Noninterest expenses decreased by 14.5%, to $2.0 million during fiscal 1998 from $2.4 million for fiscal 1997. This decrease was principally associated with the $561,000 one time Savings Association Insurance Fund assessment that was paid and expensed during fiscal 1997. Pursuant to legislation enacted on September 30, 1996, the FDIC imposed a one-time special assessment on deposits held by financial institutions that are insured through the Savings Association Insurance Fund. The special assessment was equal to $0.657 per $100 of insured deposits and was required to be applied against deposits held as of March 31, 1995. The assessment had the effect of reducing First Federal's annual assessment per $1,000 of insured deposits from $0.23 to $0.0648. Salaries and employee benefits increased $162,000, or 16.6%, from fiscal 1997. First Federal, in addition to normal increases, added personnel to the mortgage loan department, technology, and branch administration. In addition to selling the Mt. Vernon, Indiana branch, as discussed above, First Federal also purchased a new branch location from another financial institution and opened this location for business. Additional personnel were added to operate this full-service branch. Net occupancy and equipment expense also combined to reflect an increase of $77,000 for fiscal 1998 over fiscal 1997. Reasons for this increase included depreciation and related costs for the new branch, as well as for significant improvements in the area of technology.

     Income Tax Expense. Income tax expense increased $303,000 to $415,000 for fiscal 1998 from $112,000 for fiscal 1997 as a result of the increase in taxable income. The effective tax rate increased to 32% for fiscal 1998 from 22% for fiscal 1997 due principally to an increased amount of earnings relative to a consistent amount of tax credits from First Federal's investment in a low-income apartment complex. First Federal receives approximately $73,000 per year in low-income housing tax credits through this investment. Such credits are expected to be available through February 2004.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth for the years ended June 30, 1999, 1998 and 1997 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.


                                                                          Years Ended June 30,
                              -----------------------------------------------------------------------------------------------------
                                           1999                                   1998                            1997
                              --------------------------------     --------------------------------   -----------------------------
                                            Interest                           Interest                          Interest
                               Average        and        Yield/    Average       and        Yield/    Average      and       Yield/
                               Balance     Dividends     Cost      Balance    Dividends      Cost     Balance   Dividends     Cost
                              --------     ---------    -------    -------    ---------     ------    -------   ---------    ------
                                                                        (Dollars in thousands)
   Loans receivable (1)....   $ 42,472      $3,436       8.09%     $ 32,675     $2,695        8.25%   $ 32,000     $2,581     8.07%
   Investment securities...     49,607       3,103       6.26        60,379      4,108        6.80      60,034      4,085     6.80
   Deposits with financial
    institutions...........     15,715         833       5.30        13,909        818        5.88      12,729        719     5.65
   Federal funds sold......        703          35       4.98           637         35        5.49         572         31     5.42
   Other...................        727          60       8.25           727         59        8.12         727         58     7.98
                              --------      ------                  -------     ------                --------     -------
      Total
       interest-earning
       assets..............    109,224       7,467       6.84       108,327      7,715        7.12     106,062      7,474     7.05
Non-interest-earning assets      6,831                                5,589                              4,822
                              --------                              -------                           --------
      Total assets.........   $116,055                             $113,916                           $110,884
                              ========                             ========                           ========
Interest-bearing liabilities:
   Demand and savings
    accounts...............   $ 22,666         596       2.63      $ 19,573        500        2.55    $ 21,379        571     2.67
   Certificates of deposit.     67,482       3,710       5.50        71,847      4,084        5.68      66,636      3,731     5.60
                              --------      ------                  -------     ------                --------     ------
      Total deposits.......     90,148       4,306       4.78        91,420      4,584        5.01      88,015      4,302     4.89
   Borrowings..............      2,656         148       5.57         5,991        355        5.93       7,498        433     5.77
   Other...................      1,508          75       4.97           400         38        9.50         288         28     9.72
                              --------       -----                  -------      -----                --------     ------
      Total
       interest-bearing
       liabilities.........     94,312       4,529       4.80        97,811      4,977        5.09      95,801      4,763     4.97

Non-interest-bearing
 liabilities...............      1,697                                1,536                              1,386
Stockholders' equity.......     20,046                               14,569                             13,697
                              --------                              -------                           --------
      Total liabilities
       and stockholders'
       equity..............   $116,055                             $113,916                           $110,884
                              ========                             ========                           ========
Net interest income........                 $2,938                              $2,738                            $2,711
                                            ======                              ======                            ======
Interest rate spread (2)...                             2.04%                                2.03%                            2.08%
Net interest margin (3)....                             2.69%                                2.53%                            2.56%
Ratio of average
 interest-earning assets
   to average
    interest-bearing
    liabilities............     115.81%                              110.75%                           110.71%

--------------------------------
(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 1999, 1998 and 1997. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          1999 vs. 1998                            1998 vs. 1997
                              ----------------------------------      -------------------------------------
                                Increase (Decrease)                     Increase (Decrease)
                                       Due to                                  Due to
                              ---------------------                   -----------------------
                                Rate        Volume         Net          Rate         Volume          Net
                              --------     --------     --------      --------     ----------    ----------
                                                              (In thousands)
Interest-earning assets:
   Loans receivable, net...    $ (53)       $ 794       $   741         $ 59          $ 55          $114
   Investment securities...     (313)        (692)       (1,005)          (1)           24            23
   Deposits with financial
    institutions...........      (85)         100            15           31            68            99
   Federal funds sold......       (3)           3            --            1             3             4
   Other...................        1           --             1            1            --             1
                               -----        -----       -------         ----          ----          ----
      Total net change in
       income on
         interest-earning
          assets...........     (453)         205          (248)          91           150           241
Interest-bearing
 liabilities:
   Demand and savings             15           81            96          (24)          (47)          (71)
    accounts...............
   Certificates of deposit.     (131)        (243)         (374)          57           296           353
                               -----        -----       -------         ----          ----          ----
      Total deposits.......     (116)        (162)         (278)          33           249           282
   Borrowings..............      (20)        (187)         (207)          11           (89)          (78)
   Other...................      (25)          62            37           (1)           11            10
                               -----        -----       -------         ----          ----          ----
      Total net change in
       expense on
         interest-bearing
          liabilities......     (161)        (287)         (448)          43           171           214
Net change in net interest     -----        -----       -------         ----          ----          ----
 income....................    $(292)        $ 492      $   200         $ 48          $(21)         $ 27
                               =====         =====      =======         ====          ====          ====

Market Risk Analysis

     Quantitative Aspects of Market Risk. First Bancorp does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, First Bancorp is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of First Bancorp's interest-earning assets and interest-bearing liabilities, see the tables under Part I, Item 1, "Business --Lending Activities--Loan Portfolio Composition," "--Investment Activities" and "--Deposit Activities and Other Sources of Funds--Deposit Accounts."

     First Bancorp uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. First Bancorp measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.

     The following table sets forth the change in First Bancorp's net portfolio value at June 30, 1999 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                            Interest Rate Sensitivity of Net Portfolio Value
                 ----------------------------------------------------------------------
  Basis Point              Net Portfolio Value                Portfolio Value of Assets
    ("bp")       ---------------------------------------      -------------------------
Change in Rates  $ Amount      $ Change         % Change      NPV Ratio         Change
---------------  --------      --------         --------      ---------         ------
                                        (Dollars in thousands)
   400bp        $27,160        $(7,704)         (22.1)%         24.33%          (419)bp
   300           28,998         (5,866)         (16.8)          25.41           (311)
   200           31,076         (3,788)         (10.9)          26.58           (194)
   100           32,971         (1,893)         ( 5.4)          27.58           ( 94)
     0           34,864             --             --           28.52             --
  (100)          36,431          1,567            4.5           29.20             68
  (200)          37,094          2,230            6.4           29.33             81
  (300)          37,238          2,374            6.8           29.16             64
  (400)          37,139          2,275            6.5           28.85             33

     The above table indicates that in the event of a sudden and sustained increase in prevailing market interest rates, First Bancorp's net portfolio value would be expected to decrease.

     Certain assumptions were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

     Qualitative Aspects of Market Risk. First Bancorp's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. First Federal has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, First Federal has developed strategies to manage its liquidity and shorten its effective maturities of certain interest-earning assets.

     Management has sought to decrease the average maturity of its assets by:

     (1) offering a variety of adjustable-rate residential mortgage loans and consumer loans, all of which are retained by First Federal for its portfolio;

     (2) establishing an indirect automobile lending program through which it originates short-term, fixed-rate automobile loans;

     (3) purchasing mortgage-backed and related securities with adjustable rates or estimated lives of five to ten years or less; and

  (4) purchasing short- to intermediate-term investment securities.

  In addition, First Federal sells a portion of its long-term, fixed-rate single-family residential mortgage loans for cash in the secondary market. The retention of ARM loans and adjustable-rate mortgage-backed securities, which reprice at regular intervals, helps to ensure that the yield on First Federal's loan portfolio will be sufficient to offset increases in First Federal's cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. First Federal does not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. First Federal relies on retail deposits as its primary source of funds and maintains a moderate proportion of lower-costing passbook, NOW and money market accounts. First Federal has attempted to lengthen the term of deposits by offering certificates of deposit with terms of up to ten years. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Liquidity and Capital Resources

  First Federal's principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits. While scheduled payments from the amortization of loans, investment securities and interest-bearing time deposits are relatively predictable sources of funds, deposit flows and loan or investment security prepayments are greatly influenced by general interest rates, economic conditions, and competition. First Federal has been able to generate sufficient cash through its deposits and has been able to maintain its borrowings from the Federal Home Loan Bank at a relatively low level. Funds borrowed from the Federal Home Loan Bank are generally matched against higher yielding assets of like amounts with similar maturities to provide a built-in margin of interest to First Federal.

  First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 1999, cash and cash equivalents totaled $16.7 million, or 13.4% of total assets. At June 30, 1999, First Federal had outstanding commitments to originate loans of $3.2 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $41.8 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

  Federal regulations require First Federal to maintain minimum levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At June 30, 1999, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 21.1%.

  The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Proceeds from maturities of investment securities and principal payments received on mortgage-backed and related securities, net of purchases, totaled $10.7 million for the year ended June 30, 1998, while loan originations in excess of repayments totaled $20.7 million.

  First Federal's most significant financing activities are deposit accounts and Federal Home Loan Bank borrowings. The repayment of Federal Home Loan Bank borrowings of $3.6 million was the primary use of cash during 1999. This cash outflow was offset by net proceeds from stock issuances.

  On April 7, 1999, the conversion of First Federal was completed. First Bancorp raised net proceeds of $21.9 million of which $874,000 was loaned to First Federal's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds was invested in First Federal and the remaining was invested in short-term securities which will provide First Bancorp with a larger capital base which will enhance its ability to pursue lending and investment opportunities, as well as opportunities for growth and expansion.

  Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At June 30, 1999, First Federal had approximately $15.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank. At June 30, 1999, First Federal had no borrowings from the Federal Home Loan Bank.

  OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 1999, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 20.47%, 20.47% and 40.95%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."

Year 2000 Issues

  First Federal is a user of computers, computer software and equipment utilizing embedded microprocessors that will be affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

  First Federal established a year 2000 committee in 1997 which is headed by the Chief Operating Officer and includes all department heads. The committee has developed and is currently implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role. The plan is comprised of the following phases:

  (1) Awareness - Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of First Federal's year 2000 preparedness.

  (2) Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. First Federal has completed its inventory of software and hardware that could potentially be effected by the year 2000 issue.

  (3) Renovation - Review of vendor and service providers responses to First Federal's year 2000 inquiries and development of a follow-up plan and timeline. This phase has been completed. None of First Federal's vendors or service providers have indicated that they will be unable to make their products year 2000 compliant on a timely basis.

  (4) Validation - Testing all systems and third-party vendors for year 2000 compliance. First Federal has completed this phase of its plan. A third-party service bureau processes all customer transactions and has indicated to First Federal that it has completed upgrades to its systems to be year 2000 compliant. First Federal has tested the third-party service bureau's systems by reviewing and verifying the results of proxy test transactions at different test dates before and after the year 2000 date change covering all of the applications used by First Federal.

  (5) Implementation - Replacement or repair of non-compliant technology. As First Federal progressed through the validation phase, First Federal determined necessary remedial actions and provided for their implementation. First Federal has implemented a new year 2000 compliant computerized teller system and mortgage loan-processing system and has verified the year 2000 compliance of its computer hardware and other equipment.

  First Federal estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $161,500. As of June 30, 1999, approximately $157,500 of this amount has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. First Federal does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

  Because First Federal is substantially dependent on its computer systems and the computer systems of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of First Federal's business and could have a material adverse financial impact on First Federal. Failure to resolve year 2000 issues presents the following risks to First Federal, which First Federal believes reflects its most reasonably likely worst-case scenario:

  (1) First Federal could lose customers to other financial institutions, resulting in a loss of revenue, if First Federal's third party service bureau is unable to properly process customer transactions;

  (2) Governmental agencies, such as the Federal Home Loan Bank, and correspondent banks could fail to provide funds to First Federal, which could materially impair First Federal's liquidity and affect First Federal's ability to fund loans and deposit withdrawals;

  (3) Concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in First Federal experiencing deposit outflows prior to December 31, 1999; and

  (4) First Federal could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

  Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of First Federal's loan portfolio consists of residential mortgage and consumer loans, management believes that year 2000 issues will not impair the ability of First Federal's borrowers to repay their debt.

  There can be no assurances that First Federal's year 2000 plan will effectively address the year 2000 issue, that First Federal's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of First Federal or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on First Federal's business, financial condition or results of operations.

Impact of Accounting Pronouncements and Regulatory Policies

  Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. First Bancorp adopted SFAS No. 130 in the quarter ended June 30, 1999.

  Segment Information. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. This statement is effective for First Bancorp for financial statements issued for the fiscal year ending June 30, 1999. Adoption of SFAS No. 131 did not have a significant effect upon the presentation of First Bancorp's financial statements.

  Employers' Disclosures about Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February 1998, standardizes disclosure requirements for pensions and other postretirement benefits and requires additional disclosure on changes in benefit obligations and fair values of plan assets in order to facilitate financial analysis. This statement is effective for First Bancorp for financial statements issued for the fiscal year ending June 30, 1999. Adoption of SFAS No. 132 did not have a significant effect upon the presentation of First Bancorp's financial statements.

  Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position. Under this standard, all derivative instruments should be measured at fair value. At the date of initial application, an entity may transfer any held-to-maturity securities into the available-for-sale category or the trading category. First Bancorp has not determined whether it will transfer any securities from held-to-maturity. An entity will then be able in the future to designate a security
transferred into the available-for-sale category as a hedged item.   SFAS No.
133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. First Bancorp adopted this standard effective July 1, 1999. Because First Federal does not hold off-balance sheet derivative instruments or enter into hedging transactions, adoption of this statement is not anticipated to have a significant effect on First Bancorp's financial position or results of operations.

Effect of Inflation and Changing Prices

  The consolidated financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of First Federal's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The above-captioned information appears in this report under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements listed at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 10, 1999 at pages 4 through 5 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 10, 1999 at pages 6 through 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Bancorp's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 10, 1999 at page 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 10, 1999 at page 12.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1)  The following are filed as a part of this report:

                .    Independent Auditors' Report

                .    Consolidated Balance Sheets as of June 30, 1999 and 1998

                . Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997

                . Consolidated Statements of Changes in Equity Capital for the Years Ended June 30, 1999, 1998 and 1997

                . Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

                .    Notes to Consolidated Financial Statements

         (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)  Exhibits

3.1    Articles of Incorporation of First Bancorp of Indiana, Inc.(1)
3.2    Amended Bylaws of First Bancorp of Indiana, Inc.
4.0    Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)
10.1   First Federal  Savings Bank Employee Stock Ownership Plan Trust Agreement
10.2 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Harold Duncan
10.3 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head
10.4   First Federal Savings Bank Employee Severance Compensation Plan
10.5   First Federal Savings Bank Director Deferred Compensation Plan(1)
21.0   Subsidiary information is incorporated herein by reference to Part I,
       Item 1, "Business--Subsidiary Activities"
27.0   Financial Data Schedule

____________________
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST BANCORP OF INDIANA, INC.


Date: September 27, 1999                     By:  /s/ Harold Duncan
                                             -----------------------------------
                                             Harold Duncan
                                             President, Chief Executive Officer
                                             and Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                  Title                                    Date
      ----                  -----                                    ----

/s/ Harold Duncan           President, Chief Executive        September 27, 1999
--------------------------  Officer and Chairman of the Board
Harold Duncan               (principal executive officer)


/s/ Christopher A. Bengert  Treasurer                         September 27, 1999
--------------------------  (principle financial and
Christopher A. Bengert      accounting officer)


/s/ Robert L. Clayton, Sr.  Director                          September 27, 1999
--------------------------
Robert L. Clayton, Sr.


/s/ Herbert V. Dassel       Director                          September 27, 1999
--------------------------
Herbert V. Dassel


/s/ Frank E. Kern           Director                          September 27, 1999
--------------------------
Frank E. Kern


/s/ James E. Will, Jr.      Director                          September 27, 1999
--------------------------
James E. Will, Jr.


/s/ Jerry Ziemer            Director                          September 27, 1999
--------------------------
Jerry Ziemer

Olive

                         Independent Auditor's Report



Board of Directors
First Bancorp of Indiana, Inc.
Evansville, Indiana


We have audited the consolidated balance sheet of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in equity capital and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Olive LLP
Evansville, Indiana
July 23, 1999

                        First Bancorp of Indiana, Inc.
                                and Subsidiary

                          Consolidated Balance Sheet

June 30                                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                                                 $  1,105,134   $    926,974
 Interest-bearing demand deposits                                                          15,567,989     10,442,095
 Federal funds sold                                                                            25,000        320,000
                                                                                         ---------------------------
     Cash and cash equivalents                                                             16,698,123     11,689,069
 Interest-bearing deposits                                                                  2,079,000      2,279,000
 Investment securities
  Available for sale                                                                        2,972,581      4,375,672
  Held to maturity (fair value of
  $39,709,000 and $49,463,000)                                                             40,003,256     49,363,642
                                                                                         ---------------------------
     Total investment securities                                                           42,975,837     53,739,314
 Loans, net of allowance for loan losses of $274,000 and $250,000                          56,308,900     35,655,003
 Premises and equipment                                                                     1,508,570      1,520,311
 Federal Home Loan Bank stock                                                                 727,400        727,400
 Other assets                                                                               4,502,175      3,353,715
                                                                                         ---------------------------

     Total assets                                                                        $124,800,005   $108,963,812
                                                                                         ===========================

Liabilities
 Deposits
  Noninterest bearing                                                                    $    419,865   $    197,161
  Interest bearing                                                                         86,302,246     89,031,871
                                                                                         ---------------------------
     Total deposits                                                                        86,722,111     89,229,032
 Borrowings                                                                                                3,645,000
 Advances by borrowers for taxes and insurance                                                381,226        355,841
 Other liabilities                                                                          1,168,668        785,282
                                                                                         ---------------------------
     Total liabilities                                                                     88,272,005     94,015,155
                                                                                         ---------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized and unissued--1,000,000 shares
 Common stock, $.01 par value
  Authorized--9,000,000 shares
  Issued and outstanding--2,272,400 shares                                                     22,724
  Additional paid-in capital                                                               21,831,518
 Retained earnings                                                                         15,473,935     14,900,739
 Accumulated other comprehensive income                                                        25,263         47,918
                                                                                         ---------------------------
                                                                                           37,353,440     14,948,657
 Less:
 Unallocated employee stock ownership plan
  shares--825,440                                                                            (825,440)
                                                                                         ---------------------------

     Total stockholders' equity                                                            36,528,000     14,948,657
                                                                                         ---------------------------

     Total liabilities and stockholders' equity                                          $124,800,005   $108,963,812
                                                                                         ===========================

See notes to consolidated financial statements.

                         First Bancorp of Indiana, Inc.
                                 and Subsidiary

                        Consolidated Statement of Income

Year Ended June 30                                                   1999             1998             1997
-----------------------------------------------------------------------------------------------------------------
Interest Income
 Loans receivable                                                   $ 3,436,286      $ 2,694,771      $ 2,580,620
 Investment securities                                                3,103,298        4,107,803        4,084,957
 Deposits with financial institutions                                   832,625          818,200          719,044
 Federal funds sold                                                      34,918           35,277           30,592
 Other interest and dividend income                                      59,492           58,650           58,550
                                                                    ---------------------------------------------
   Total interest income                                              7,466,619        7,714,701        7,473,763
                                                                    ---------------------------------------------

Interest Expense
 Deposits                                                             4,306,087        4,584,001        4,301,758
 Long-term debt                                                         148,040          354,630          432,896
 Other                                                                   74,862           37,993           27,893
                                                                    ---------------------------------------------
   Total interest expense                                             4,528,989        4,976,624        4,762,547
                                                                    ---------------------------------------------

Net Interest Income                                                   2,937,630        2,738,077        2,711,216

Provision for Loan Losses                                                24,000
                                                                    ---------------------------------------------

Net Interest Income After Provision for Loan Losses                   2,913,630        2,738,077        2,711,216
                                                                    ---------------------------------------------

Noninterest Income
 Gain on disposal of branch office                                                       261,024
 Gain on disposal of deposits                                                            138,528
 Increase in cash surrender values of life insurance                     97,315           87,234           81,975
 Other income                                                           226,501          114,601           97,971
                                                                    ---------------------------------------------
   Total noninterest income                                             323,816          601,387          179,946
                                                                    ---------------------------------------------

Noninterest Expense
 Salaries and employee benefits                                       1,404,244        1,134,397          972,717
 Net occupancy expense                                                  179,680          181,065          141,808
 Equipment expense                                                      141,812          103,749           65,660
 Deposit insurance expense                                               55,097           56,468          118,678
 SAIF special assessment                                                                                  561,290
 Data processing fees                                                   113,633           99,478           86,588
 Other expenses                                                         559,673          469,117          444,622
                                                                    ---------------------------------------------
   Total noninterest expense                                          2,454,139        2,044,274        2,391,363
                                                                    ---------------------------------------------

Income Before Income Tax                                                783,307        1,295,190          499,799
 Income tax expense                                                     210,111          415,486          112,439
                                                                    ---------------------------------------------

Net Income                                                          $   573,196      $   879,704      $   387,360
                                                                    =============================================

See notes to consolidated financial statements.

                         First Bancorp of Indiana, Inc.
                                 and Subsidiary

              Consolidated Statement of Changes in Equity Capital


                                  Common Stock                                                 Accumulated
                              --------------------   Additional                                  Other      Unallocated
                                 Shares               Paid-in     Comprehensive   Retained   Comprehensive     ESOP
                              Outstanding   Amount    Capital        Income       Earnings      Income        Shares     Total
                              -------------------------------------------------------------------------------------------------
Balances, July 1, 1996                                                           $13,633,675   $ (59,132)               $13,574,543
 Comprehensive income
  Net income for 1997                                             $  387,360         387,360                                387,360
  Other comprehensive income,
   net of tax
   Unrealized gains on
   securities, net of
   reclassification adjustment                                        91,470                      91,470                     91,470
                                                                  -----------
 Comprehensive income                                             $  478,830
                                                                  ===========
                              -----------------------------------                --------------------------------------------------

Balances, June 30, 1997                                                           14,021,035      32,338                 14,053,373
 Comprehensive income
  Net income for 1998                                             $  879,704         879,704                                879,704
  Other comprehensive income,
   net of tax
   Unrealized gains on
   securities, net of
   reclassification adjustment                                        15,580                      15,580                     15,580
                                                                  -----------
 Comprehensive income                                             $  895,284
                                                                  ===========
                              -----------------------------------                --------------------------------------------------

Balances, June 30, 1998                                                           14,900,739      47,918                 14,948,657
 Issuance of common stock       2,272,400   $22,724 $21,833,369                                             $ (874,000)  20,982,093
 Comprehensive income
  Net income                                                      $  573,196         573,196                                573,196
  Other comprehensive income,
   net of tax
   Unrealized losses on
   securities, net of
   reclassification adjustment                                       (22,655)        (22,655)                               (22,655)
                                                                  -----------
 Comprehensive income                                             $  550,541
                                                                  ===========
 Employee Stock Ownership
 Plan shares allocated                                   (1,851)                                                48,560       46,709
                              -----------------------------------                --------------------------------------------------

Balances, June 30, 1999         2,272,400   $22,724 $21,831,518                  $15,473,935   $  25,263    $ (825,440) $36,528,000
                              ===================================                ==================================================

See notes to consolidated financial statements.

                         First Bancorp of Indiana, Inc.
                                 and Subsidiary

                      Consolidated Statement of Cash Flows

Year Ended June 30                                                             1999           1998           1997
---------------------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                                $    573,196   $    879,704   $    387,360
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities
  Provision for loan losses                                                      24,000
  Depreciation                                                                  105,069         96,349         51,180
  Amortization of net loan origination fees                                     (45,000)       (47,940)       (28,412)
  Deferred income tax                                                          (108,000)       (41,607)       (54,752)
  Increase in cash surrender value of life insurance
   in excess of premiums paid                                                   (97,315)       (87,234)       (81,975)
  Investment securities amortization (accretion), net                            34,416       (146,994)      (164,730)
  Gain on disposal of branch office and deposits                                              (399,552)
  Loans originated for sale                                                  (5,822,000)    (1,844,000)      (627,000)
  Proceeds from sales of loans originated for sale                            5,822,000      1,844,000        627,000
  Compensation expense related to employee stock
   ownership plan                                                                46,709
  Net change in
   Other assets                                                                (931,474)        86,408         (4,250)
   Other liabilities                                                            383,386         35,717        234,808
                                                                           ------------------------------------------
  Net cash provided (used) by operating activities                              (15,013)       374,851        339,229
                                                                           ------------------------------------------

Investing Activities
 Net change in interest-bearing deposits                                        200,000      3,267,000      2,477,000
 Proceeds from maturities of securities available for sale                    1,372,969      3,528,075      4,177,517
 Purchases of securities held to maturity                                   (30,582,723)   (38,641,921)   (14,317,656)
 Proceeds from maturities of securities held to maturity                     39,904,489     41,882,979      8,982,598
 Net change in loans                                                        (20,632,897)    (3,442,727)       305,532
 Purchases of premises and equipment                                            (93,328)      (779,275)        (4,066)
 Disposal of branch office and deposits                                                     (2,319,522)
                                                                           ------------------------------------------
  Net cash provided (used) by investing activities                           (9,831,490)     3,494,609      1,620,925
                                                                           ------------------------------------------

Financing Activities
 Net change in
  Noninterest bearing, interest-bearing demand
   and savings deposits                                                         906,079      1,091,502     (1,932,818)
  Certificates of deposit                                                    (3,413,000)     2,347,864      1,648,781
  Advances by borrowers for taxes and insurance                                  25,385         22,071        (83,229)
 Repayment of long-term debt                                                 (3,645,000)    (3,405,000)      (450,000)
 Issuance of stock, net of offering costs                                    20,982,093
                                                                           ------------------------------------------
   Net cash provided (used) by financing activities                          14,855,557         56,437       (817,266)
                                                                           ------------------------------------------

Net Change in Cash and Cash Equivalents                                       5,009,054      3,925,897      1,142,888

Cash and Cash Equivalents, Beginning of Year                                 11,689,069      7,763,172      6,620,284
                                                                           ------------------------------------------

Cash and Cash Equivalents, End of Year                                     $ 16,698,123   $ 11,689,069   $  7,763,172
                                                                           ==========================================

Additional Cash Flows Information
 Interest paid                                                             $  4,517,989   $  5,041,792   $  4,586,705
 Income tax paid                                                                 98,768        492,900        247,200

See notes to consolidated financial statements.

                        First Bancorp of Indiana, Inc.
                                and Subsidiary

                  Notes to Consolidated Financial Statements
                      (Table Dollar Amounts in Thousands)


Note 1 --  Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly-owned subsidiary, First Federal Savings Bank (Bank), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The Bank has one wholly owned subsidiary, FFSL Service Corporation (FFSL). The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a savings and loan holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal savings bank charter and provides full banking services in a single significant business segment. As a federally-chartered savings bank, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates mortgage and consumer loans and receives deposits from customers located primarily in Vanderburgh County, Indiana, and surrounding counties. The Bank's loans are generally secured by specific items of collateral, including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in Southwestern Indiana.

Consolidation--The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions and accounts.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of June 30, 1999, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Employee Stock Ownership Plan--The Company accounts for its employee stock ownership plan (ESOP) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. The cost of shares issued to the ESOP but not yet allocated to participants are presented in the consolidated balance sheet as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares will be recorded as a reduction of retained earnings; dividends on unallocated ESOP shares will be reflected as a reduction of debt.

Shares will be considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding.

Earnings per share will be computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on April 7, 1999. Earnings per share for 1999 are not meaningful.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 2 --  Conversion to Stock Ownership

On April 7, 1999, the Bank consummated its conversion from a from a federally chartered mutual savings bank to a federally chartered stock savings bank pursuant to the Bank's Plan of Conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 2,272,400 shares of Company common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs of $868,000 and Employee Stock Ownership Plan shares of $874,000, were approximately $20.98 million.


Note 3 --  Investment Securities

                                                                      Gross             Gross
                                                 Amortized         Unrealized        Unrealized           Fair
                                                   Cost               Gains             Losses            Value
                                                 ---------------------------------------------------------------
At June 30, 1999
 Available for sale
  Mortgage-backed securities                     $   2,929              $ 45              $  1           $ 2,973
                                                 ---------------------------------------------------------------
 Held to maturity
  Federal agencies                                   4,000                                 151             3,849
  Collateralized auto obligations                      557                                   1               556
  Corporate obligations                              5,499                23                 4             5,518
  Mortgage-backed securities                        27,964                85               245            27,804
  Commercial paper                                   1,983                                   1             1,982
                                                 ---------------------------------------------------------------
     Total held to maturity                         40,003               108               402            39,709
                                                 ---------------------------------------------------------------

     Total investment securities                 $  42,932              $153              $403           $42,682
                                                 ===============================================================

At June 30, 1998
 Available for sale
  Mortgage-backed securities                     $   4,292              $ 84                             $ 4,376
                                                 ---------------------------------------------------------------
 Held to maturity
  Federal agencies                                  10,232                32                              10,264
  Collateralized auto obligations                    1,009                                $  2             1,007
  Corporate obligations                              2,956                 3                 2             2,957
  Mortgage-backed securities                        31,169               220               151            31,238
  Commercial paper                                   3,998                                   1             3,997
                                                 ---------------------------------------------------------------
     Total held to maturity                         49,364               255               156            49,463
                                                 ---------------------------------------------------------------

     Total investment securities                 $  53,656              $339              $156           $53,839
                                                 ===============================================================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The amortized cost and fair market value of securities held to maturity and available for sale at June 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Held to Maturity                 Available for Sale
                                                   -----------------------------------------------------------
                                                   Amortized          Fair           Amortized          Fair
                                                     Cost             Value            Cost             Value
                                                   -----------------------------------------------------------
Within one year                                    $  5,899          $ 5,895
One to five years                                     1,557            1,541
Five to ten years                                     2,583            2,577
After ten years                                       2,000            1,892
                                                   -------------------------
                                                     12,039           11,905
Mortgage-backed securities                           27,964           27,804         $   2,929         $2,973
                                                   -----------------------------------------------------------

   Totals                                          $ 40,003          $39,709         $   2,929         $2,973
                                                   ==========================================================

Securities with a carrying value of $5,256,000 and $7,322,000 were pledged at June 30, 1999 and 1998 to secure FHLB advances and certain other funds advanced to the Bank as part of the Community Reinvestment Act.

Note 4 --  Loans and Allowance

June 30                                                                   1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Real estate loans                                                       $41,194           $35,161           $31,336
Credit line equity loans                                                  1,020               937             1,047
Loans to depositors secured by savings                                      127               226               131
Consumer loans                                                           15,389               501               424
                                                                        -------------------------------------------
                                                                         57,730            36,825            32,938
Undisbursed portion of loans                                               (981)             (700)             (349)
Deferred loan fees                                                         (166)             (220)             (175)
Allowance for loan losses                                                  (274)             (250)             (250)
                                                                        -------------------------------------------

                                                                        $56,309           $35,655           $32,164
                                                                        ===========================================
Allowance for loan losses
 Balances, July 1                                                       $   250           $   250           $   250
 Provision for losses                                                        24
                                                                        -------------------------------------------

 Balances, June 30                                                      $   274           $   250           $   250
                                                                        ===========================================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

The Bank has not had any impaired loans during each of the years ended June 30, 1999, 1998 and 1997.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid balances of these loans were $10,523,000 and $7,994,000 at June 30, 1999 and 1998.

Note 5 --  Premises and Equipment

June 30                                             1999       1998
--------------------------------------------------------------------

Land                                              $   639    $   639
Buildings                                           1,852      1,840
Equipment                                             939        838
                                                  ------------------
  Total cost                                        3,430      3,317
Accumulated depreciation                           (1,921)    (1,797)
                                                  ------------------

  Net                                             $ 1,509    $ 1,520
                                                  ==================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 6 --  Other Assets and Other Liabilities

June 30                                                  1999             1998
--------------------------------------------------------------------------------
Other assets
 Interest receivable
  Investment securities                                 $    305        $    502
  Loans                                                      277             181
 Cash value of insurance                                   2,158           2,061
 Investment in limited partnership                           226             277
 Net deferred tax asset                                      273             148
 Prepaid expenses and other                                  563             185
 Accounts receivable--dealer draft                           700
                                                        ------------------------

   Total                                                $  4,502        $  3,354
                                                        ========================

Other liabilities
 Interest payable
  Deposits                                              $    112        $    144
  Other borrowings                                           146             103
 Deferred directors' fees and officer compensation           466             382
 Accrued expenses                                            445             156
                                                        ------------------------

   Total                                                $  1,169        $    785
                                                        ========================

The investment in limited partnership of $226,000 and $277,000 at June 30, 1999 and 1998 represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the losses of $51,000, $53,000 and $32,000, the Bank has recorded the benefit of low-income housing tax credits of $73,000 for each of the years ended June 30, 1999, 1998 and 1997.

Note 7 --  Deposits

June 30                                                   1999           1998
-------------------------------------------------------------------------------

Demand deposits                                         $  12,335     $  10,624
Savings deposits                                            9,601        10,406
Certificates of deposit of $100,000 or more                 7,728         6,782
Other certificates of deposit                              57,058        61,417
                                                        -----------------------

   Total deposits                                       $  86,722     $  89,229
                                                        =======================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Certificates maturing in years ending June 30:

2000                                                    $41,790
2001                                                     17,701
2002                                                      2,620
2003                                                      1,214
2004                                                      1,018
Thereafter                                                  443
                                                        -------

                                                        $64,786
                                                        =======

Note 8 --  Borrowings

June 30                                                   1999          1998
-----------------------------------------------------------------------------

Federal Home Loan Bank advances
 Variable rate, due in March 1999                       $     0       $ 3,645
                                                        =====================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 9 --  Income Tax

Year Ended June 30                                          1999               1998               1997
--------------------------------------------------------------------------------------------------------
Income tax
 Currently payable
  Federal                                                   $  229             $  332             $  141
  State                                                         90                125                 25
 Deferred
  Federal                                                      (92)               (32)               (45)
  State                                                        (17)               (10)                (9)
                                                            --------------------------------------------
   Total income tax expense                                 $  210             $  415             $  112
                                                            ============================================

Reconciliation of federal statutory to actual tax expense
 Federal statutory income tax at 34%                        $  266             $  440             $  170
 State income taxes, net of federal benefit                     48                 76                 11
 Cash surrender value of life insurance                        (33)               (30)               (28)
 Tax credits                                                   (73)               (73)               (73)
 Other                                                           2                  2                 32
                                                            --------------------------------------------

   Actual tax expense                                       $  210             $  415             $  112
                                                            ============================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                                                         1999               1998
--------------------------------------------------------------------------------------------------------
Assets
 Differences in accounting for loan losses                                     $  101             $   91
 Differences in accounting for loan fees                                           28                 37
 Deferred compensation and directors fees                                         242                188
 Other                                                                             53                  5
                                                                               -------------------------
     Total assets                                                                 424                321
                                                                               -------------------------

Liabilities
 Differences in depreciation methods                                              (77)               (83)
 Federal Home Loan Bank dividends                                                 (55)               (55)
 Unrealized loss on mortgage-backed securities available for sale                 (19)               (35)
                                                                               -------------------------
     Total liabilities                                                           (151)              (173)
                                                                               -------------------------

                                                                               $  273              $ 148
                                                                               =========================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Retained earnings at June 30, 1999 and 1998 include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.


Note 10 --  Other Comprehensive Income

                                                                   1999
                                                     -------------------------------------
                                                     Before-Tax     Tax        Net-of-Tax
Year Ended June 30                                     Amount      Benefit       Amount
------------------------------------------------------------------------------------------
Unrealized losses on securities
 Unrealized holding losses arising during the year     $  (35)      $  12         $  (23)
                                                     =====================================

                                                                   1998
                                                     -------------------------------------
                                                     Before-Tax     Tax         Net-of-Tax
Year Ended June 30                                     Amount     Expense         Amount
------------------------------------------------------------------------------------------

Unrealized gains on securities
 Unrealized holding gains arising during the year      $   24       $  (8)        $  16
                                                     =====================================

                                                                   1997
                                                     -------------------------------------
                                                     Before-Tax     Tax         Net-of-Tax
Year Ended June 30                                     Amount     Expense         Amount
------------------------------------------------------------------------------------------

Unrealized gains on securities
 Unrealized holding gains arising during the year      $  138       $ (47)        $  91
                                                     =====================================

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 11 --  Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

                                                             June 30
                                                     ----------------------
                                                       1999         1998
                                                     ----------------------
Loan commitments
 At variable rates                                   $  2,766      $  2,108
 At fixed rates ranging from 6.75% to 7.25%               460           710
                                                     ----------------------

                                                     $  3,226      $  2,818
                                                     ======================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties or other assets of the borrower.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.

Note 12 --  Year 2000

Like all entities, the Company and subsidiary are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and subsidiary does business. If remediation efforts of the Company or third parties with which the Company and subsidiary does business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operations in the near term.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Note 13 --  Dividends and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income for the current year plus those for the preceding two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $15,268,982.

Note 14 --  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 1999 and 1998, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 1999 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                                Required for                 To Be Well
                                                     Actual                  Adequate Capital*              Capitalized*
                                         -------------------------------------------------------------------------------------
                                              Amount         Ratio         Amount       Ratio         Amount         Ratio
                                         -------------------------------------------------------------------------------------
As of June 30, 1999
  Total risk-based capital* (to risk-
     weighted assets)                        $25,357         40.95%        $4,954        8.00%         $6,192        10.00%
  Core capital* (to adjusted tangible
     assets)                                  25,083         20.47          4,901        4.00           7,351         6.00
  Core capital* (to adjusted total assets)    25,083         20.47          4,902        4.00           6,127         5.00

As of June 30, 1998
  Total risk-based capital* (to risk-
     weighted assets)                        $15,151          34.7%        $3,488        8.00%         $4,361        10.00%
  Core capital* (to adjusted tangible
     assets)                                  14,901          13.6          4,383        4.00           6,575         6.00
  Core capital* (to adjusted total assets)    14,901          13.6          4,385        4.00           5,482         5.00

*As defined by regulatory agencies

The Bank's tangible capital at June 30, 1999 was $25,083,000 which amount was 20.47% of tangible assets and exceeded the required ratio of 1.5%.


NOTE 15 --  Pension and Employee Benefit Plans

The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 1998, the date of the latest actuarial valuation. Pension expense was $2,200, $1,700 and $8,500 for 1999, 1998 and 1997. This plan provides pension benefits for substantially all of the Bank's employees.

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The Bank's expense for the plan was $23,400, $21,500 and $18,000 for 1999, 1998 and 1997.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $45,100, $40,600 and $34,900 for the years ended June 30, 1999, 1998 and 1997.
The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $43,900, $33,100 and $24,400 for the years ended June 30, 1999, 1998 and 1997.

In connection with the conversion, the Bank established an employee stock ownership plan for the benefit of substantially all employees. It is anticipated that the ESOP will purchase 8% of the shares issued in the Company's conversion, or 181,792 shares and for the Company to lend the ESOP 100% of the funds necessary to purchase these shares. At June 30, 1999, the ESOP had borrowed $874,000 from the Company and used those funds to acquire 87,400 shares of the Company's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares will be applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a 12 year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made.

Stock totaling 4,856 shares for 1999 with an average fair value of $9.62 per share, were committed to be released, resulting in ESOP compensation expense of $46,700. Shares held by the ESOP at June 30 are as follows:

                                                                      1999
--------------------------------------------------------------------------------

Allocated shares                                                           0
Shares distributed to participants                                         0
Unallocated shares                                                    87,400
                                                                   ---------

     Total ESOP shares                                                87,400
                                                                   =========

     Fair value of unallocated shares at June 30                    $884,925
                                                                   =========


NOTE 16 --  Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management involve more than normal credit risk or present other unfavorable features.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The aggregate amount of loans and open lines of credit, as defined, to such related parties were as follows:

Balances, July 1, 1998                                              $306

Changes in composition of related parties                            102
New loans, including renewals                                         47
Payments, etc., including renewals                                   (45)
                                                                 -------

Balances, June 30, 1999                                             $410
                                                                 =======

Deposits from related parties held by the Bank at June 30, 1999 and 1998 totaled $452,000 and $855,900.


NOTE 17 --  Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Deposits--The fair value of interest-bearing time deposits approximates carrying value.

Investment Securities--Fair values are based on quoted market prices.

Loans--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans, are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable--The fair values of interest receivable/payable approximate carrying values.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FRB.

Cash Surrender Value of Life Insurance--The fair values of cash surrender values of life insurance approximate carrying values.

Deposits--The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Borrowings--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt. Fair value approximates carrying value.

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Off-Balance Sheet Commitments--Commitments include commitments to purchase and originate mortgage loans and commitments to sell mortgage loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.

The estimated fair values of the Company's financial instruments are as follows:

                                                        1999                1998
                                              --------------------------------------------
                                                Carrying     Fair     Carrying     Fair
June 30                                           Amount     Value      Amount     Value
------------------------------------------------------------------------------------------

Assets
 Cash and cash equivalents                      $16,698      $16,698   $11,689     $11,689
 Interest-bearing deposits                        2,079        2,079     2,279       2,279
 Investment securities available for sale         2,973        2,973     4,376       4,376
 Investment securities held to maturity          40,003       39,709    49,364      49,463
 Loans, net                                      56,308       54,714    35,655      35,931
 Interest receivable                                582          582       683         683
 FHLB stock                                         727          727       727         727
 Cash surrender value of life insurance           2,158        2,158     2,061       2,061

Liabilities
 Deposits                                        86,722       85,576    89,229      89,556
 Borrowings                                                              3,645       3,645
 Interest payable                                   258          258       247         247

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 18 --  Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            Condensed Balance Sheet

June 30                                                                                                 1999
------------------------------------------------------------------------------------------------------------
Assets
 Cash                                                                                                $   124
 Interest-bearing demand deposits                                                                      2,439
                                                                                                ------------
     Total cash and cash equivalents                                                                   2,563
 Investment in common stock of subsidiary                                                             25,108
 Loans to First Federal Savings Bank                                                                   8,861
 Other assets                                                                                             47
                                                                                                ------------

     Total assets                                                                                    $36,579
                                                                                                ============

Liabilities--Other liabilities                                                                       $    51

Stockholders' Equity                                                                                  36,528
                                                                                                ------------

     Total liabilities and stockholders' equity                                                      $36,579
                                                                                                ============

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                         Condensed Statement of Income

Year Ended June 30                                                                                      1999
------------------------------------------------------------------------------------------------------------

Income--Other income                                                                                   $ 113

Expense--Other expenses                                                                                   20
                                                                                                 -----------

Income before income tax and equity in undistributed
  income of subsidiary                                                                                    93

Income tax expense                                                                                        39
                                                                                                 -----------

Income before equity in undistributed income of subsidiary                                                54

Equity in undistributed income of subsidiary                                                             519
                                                                                                 -----------

Net Income                                                                                             $ 573
                                                                                                 ===========

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                       Condensed Statement of Cash Flows

Year Ended June 30                                                                                  1999
-------------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                                                     $         573
 Adjustments to reconcile net income to net cash
   provided by operating activities
   Equity in undistributed income of subsidiary                                                          (519)
   Net change in
     Other assets                                                                                         (47)
     Other liabilities                                                                                     51
                                                                                                -------------
       Net cash provided by operating activities                                                           58
                                                                                                -------------

Investing Activities
 Net change in loans to subsidiary                                                                     (8,861)
 Purchase of subsidiary stock                                                                          (9,616)
                                                                                                -------------
                                                                                                      (18,477)
                                                                                                -------------

Financing Activities--Issuance of common stock, net of offering costs                                  20,982
                                                                                                -------------
Net Change in Cash and Equivalents                                                                      2,563

Cash and Cash Equivalents, Beginning of Year                                                                0
                                                                                                -------------
Cash and Cash Equivalents, End of Year                                                          $       2,563
                                                                                                =============

First Bancorp of Indiana, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


NOTE 19 --  Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30, 1999 and 1998:

                                                                          Quarter Ended
                                                                           (unaudited)
                                             ----------------------------------------------------------------------
Fiscal 1999                                        June 30         March 31        December 31      September 30
-------------------------------------------------------------------------------------------------------------------

Net interest income                                   $976             $661             $655             $647
Provision for loan losses                               13               11
Noninterest income                                      90               77               81               74
Noninterest expense                                    750              608              590              506
Income before income tax                               303              119              146              215
Net income                                             210               97              111              155

                                                                          Quarter Ended
                                                                           (unaudited)
                                             ----------------------------------------------------------------------
Fiscal 1998                                        June 30         March 31        December 31      September 30
-------------------------------------------------------------------------------------------------------------------

Net interest income                                   $630             $689             $724             $695
Noninterest income (1)                                  49               63              447               42
Noninterest expense                                    554              512              563              415
Income before income tax                               125              240              608              322
Net income                                             106              168              391              215

(1) Other income for December 1997 includes gains of $400,000 on the sale of a branch office and related deposits.