Form 10-Q
period 1999-09-30
FIRST BANCORP OF INDIANA INC
filed 1999-11-09
CIK 1074543

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (812) 423-3196
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                                       Yes  X   No ___
                                                            -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,272,400 shares of common stock, par value $0.01 per share, were outstanding as of November 1, 1999.

                 FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                                             Page
                                                                                                             ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                                                     1
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 6
Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                           10

Part II   Other Information
Item 1.   Legal Proceedings                                                                                    11
Item 2.   Changes in Securities and Use of Proceeds                                                            11
Item 3.   Defaults Upon Senior Securities                                                                      11
Item 4.   Submission of Matters to a Vote of Security Holders                                                  11
Item 5.   Other Information                                                                                    11
Item 6.   Exhibits and Reports on Form 8-K                                                                     12

                        FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                                                     September 30, 1999               June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Assets
    Cash and due from banks                                                  $                1,763,805   $               1,105,134
    Interest-bearing demand deposits                                                          5,830,155                  15,567,989
    Federal funds sold                                                                          930,000                      25,000
                                                                             --------------------------   -------------------------
        Total cash and cash equivalents                                                       8,523,960                  16,698,123
    Interest-bearing deposits                                                                 1,683,000                   2,079,000
    Investment securities
      Available for sale                                                                      2,213,097                   2,972,581
      Held to maturity                                                                       45,055,599                  40,003,256
                                                                             --------------------------   -------------------------
        Total investment securities                                                          47,268,696                  42,975,837
    Loans                                                                                    59,442,647                  56,582,900
    Allowance for loan losses                                                                  (309,610)                   (274,000)
                                                                             --------------------------   -------------------------
        Net loans                                                                            59,133,037                  56,308,900
    Premises and equipment                                                                    1,492,861                   1,508,570
    Federal Home Loan Bank stock                                                                727,400                     727,400
    Other assets                                                                              4,420,028                   4,502,175

                                                                             --------------------------   -------------------------
        Total assets                                                         $              123,248,982   $             124,800,005
                                                                             ==========================   =========================

Liabilities
    Deposits
     Non-interest bearing                                                    $                  414,837   $                 419,865
     Interest bearing                                                                        84,711,564                  86,302,246
                                                                             --------------------------   -------------------------
        Total deposits                                                                       85,126,401                  86,722,111
    Advances by borrowers for
      taxes and insurance                                                                       540,457                     381,226
    Other liabilities                                                                         1,684,461                   1,168,668
                                                                             --------------------------   -------------------------
        Total liabilities                                                                    87,351,319                  88,272,005
                                                                             --------------------------   -------------------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                                                 22,724                      22,724
    Additional paid-in capital                                                               21,851,851                  21,831,518
    Retained earnings                                                                        15,763,659                  15,473,935
    Accumulated other comprehensive income                                                       14,556                      25,263
                                                                             --------------------------   -------------------------
                                                                                             37,652,790                  37,353,440

    Less:
    Unallocated employee stock ownership plan shares                                         (1,755,127)                   (825,440)
                                                                             --------------------------   -------------------------
    Total stockholders' equity                                                               35,897,663                  36,528,000

                                                                             --------------------------   -------------------------
        Total liabilities and stockholders' equity                           $              123,248,982   $             124,800,005
                                                                             ==========================   =========================

    See notes to unaudited consolidated financial statements

                        FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY

                       Consolidated Statement of Income

                                                                                     For the
                                                                                Three Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                               1999              1998
--------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Interest Income
    Loans receivable                                                     $   1,150,982     $     744,657
    Investment securities                                                      708,325           829,673
    Deposits with financial institutions                                       152,481           231,809
    Federal funds sold                                                           9,077            10,302
    Other interest and dividend income                                          19,581            14,722
                                                                         -------------     -------------
        Total interest income                                                2,040,446         1,831,163
                                                                         -------------     -------------

Interest Expense
    Deposits                                                                 1,001,501         1,119,852
    Borrowings                                                                       0            52,865
    Other                                                                       14,417            11,892
                                                                         -------------     -------------
        Total interest expense                                               1,015,918         1,184,609
                                                                         -------------     -------------

Net Interest Income                                                          1,024,528           646,554
                                                                         -------------     -------------
    Provision for Loan Losses                                                   45,000                 0
                                                                         -------------     -------------

Net Interest Income after Provision                                            979,528           646,554

Noninterest Income
    Increase in cash surrender values
       of life insurance                                                        24,048            23,334
    Other Income                                                               195,768            51,398
                                                                         -------------     -------------
        Total other income                                                     219,816            74,732
                                                                         -------------     -------------

Noninterest Expense
    Salaries and employee benefits                                             410,916           280,869
    Net occupancy expense                                                       44,723            43,627
    Equipment expense                                                           44,612            28,233
    Deposit insurance expense                                                   16,253            14,699
    Data processing fees                                                        30,700            25,672
    Other expense                                                              215,129           112,843
                                                                         -------------     -------------
        Total other expense                                                    762,333           505,943
                                                                         -------------     -------------

Income Before Income Tax                                                       437,011           215,343
    Income tax expense                                                         147,287            60,776
                                                                         -------------     -------------

Net Income                                                               $     289,724     $     154,567
                                                                         =============     =============

    Basic earnings per share                                             $        0.14               N/A
    Diluted earnings per share                                           $        0.14               N/A

    Weighted average number of shares outstanding - Basic                    2,130,257                 0
    Weighted average number of shares outstanding - Diluted                  2,130,257                 0

See notes to unaudited consolidated financial statements

                        FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY

              Consolidated Statement of Changes in Equity Capital

                                                        Common Stock         Additional
                                                   -----------------------
                                                    Shares                     Paid-in        Comprehensive        Retained
                                                   Outstanding     Amount      Capital            Income           Earnings
                                                   --------------------------------------------------------------------------
Balances, June 30, 1999                              2,272,400    $22,724    $21,831,518                          $15,473,935

   Net income                                                                               $       289,724           289,724
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                                        (10,707)
                                                                                            ---------------
   Comprehensive income (unaudited)                                                         $       279,017
                                                                                            ===============
Employee Stock Ownership Plan
    shares allocated                                                                (483)
Purchase ESOP Shares
Refunded Conversion Expenses                                                      20,816

                                                -----------------------------------------                         -----------
Balances, September 30, 1999 (unaudited)             2,272,400    $22,724    $21,851,851                          $15,763,659
                                                =========================================                         ===========

                                                 Accumulated
                                                    Other         Unallocated
                                                Comprehensive         ESOP
                                                   Income            Shares          Total
                                                --------------------------------------------
Balances, June 30, 1999                         $   25,263         ($825,440)    $38,528,000

   Net income                                                                        289,724
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                       (10,707)                          (10,707)

   Comprehensive income (unaudited)

Employee Stock Ownership Plan
    shares allocated                                                  50,724          50,241
Purchase ESOP Shares                                                (980,411)       (980,411)
Refunded Conversion Expenses                                                          20,816

                                                --------------------------------------------
Balances, September 30, 1999 (unaudited)        $   14,556       ($1,755,127)    $35,897,663
                                                ============================================

See notes to unaudited consolidated financial statements

                           FIRST BANCORP OF INDIANA
                                AND SUBSIDIARY

                     Consolidated Statement of Cash Flows

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                 -----------------------------------------
                                                                                       1999                   1998
                                                                                 ------------------    -------------------
                                                                                                (Unaudited)
Net Cash Provided (Used) by Operating Activities                                 $       1,040,175     $          725,863

Investing Activities
    Net change in interest-bearing deposits                                                396,000                397,000
    Proceeds from maturities of securities available for sale                              742,189                383,705
    Purchases of securities held to maturity                                           (10,273,981)            (8,000,000)
    Proceeds from maturities of securities held to maturity                              5,198,525              9,375,086
    Net change in loans                                                                 (2,869,137)            (2,513,323)
    Purchases of premises and equipment                                                    (11,860)               (20,218)

                                                                                 ------------------    -------------------
       Net cash used by investing activities                                            (6,818,264)              (377,750)
                                                                                 ------------------    -------------------

Financing Activities
    Net change in
       Non-interest bearing, interest-bearing demand
          and savings deposits                                                             260,835              1,195,282
       Certificates of deposit                                                          (1,856,545)               536,580
       Advances by borrows for taxes and insurance                                         159,231                204,819
    Refunded conversion expenses                                                            20,816
    Purchase of ESOP Shares                                                               (980,411)

                                                                                 ------------------    -------------------
          Net cash provided (used) by financing activities                              (2,396,074)             1,936,681
                                                                                 ------------------    -------------------

Net Change in Cash and Cash Equivalents                                                 (8,174,163)             2,284,794

Cash and Cash Equivalents, Beginning of Period                                          16,698,123             11,689,069
                                                                                 ------------------    -------------------

Cash and Cash Equivalents, End of Period                                         $       8,523,960     $       13,973,863
                                                                                 ==================    ===================

Additional Cash Flow Information
    Interest paid                                                                $         590,120     $          704,609
    Income tax paid                                                                        135,858                 16,298

    See notes to unaudited consolidated financial statements

                 FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

  The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's annual report to shareholders.

2.   CONVERSION TO STOCK FORM OF OWNERSHIP

  On September 16, 1998, the Board of Directors of First Federal Savings Bank (the "Bank") adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank. The conversion was accomplished through the formation of the Company in November 1998, the adoption of a federal stock charter, the sale of all of the Bank's stock to the Company on April 7, 1999 and the sale of the Company's stock to the public on April 7, 1999.

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

  During the quarter ended September 30, 1999, the ESOP acquired an additional 94,392 shares of the Company's common stock in the open market. When combined with the shares previously purchased by the ESOP in the Company's initial public offering, the ESOP owns 8% of the Company's outstanding shares. The $980,411 for the ESOP purchase was borrowed from the Company and added to the existing 12 year note.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

GENERAL

  Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999

  Total consolidated assets of the Company decreased $1.6 million from $124.8 million at June 30, 1999 to $123.2 million at September 30, 1999. This was primarily the result of using cash to fund deposit withdrawals.

  Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased by $8.2 million from $16.7 million at June 30, 1999 to $8.5 million at September 30, 1999. This decline was the result of management shifting funds to both the loan and investment security portfolios as well as using a portion of its most liquid assets to fund the slight decline in customer deposits.

  Investment securities increased $4.3 million from $43.0 million at June 30, 1999 to $47.3 million at September 30, 1999. This growth was the result of the Bank reinvesting a portion of its interest bearing demand deposits into higher yielding investment securities.

  Net loans grew $2.8 million from $56.3 million at June 30, 1999 to $59.1 million at September 30, 1999. This increase is primarily attributable to a $2.4 million increase in consumer loans. The Bank has always been a strong mortgage lender and continues to expand its consumer lending operation. During the quarter, the Bank originated $13.0 million of indirect automobile loans of which it retained $3.7 million for its own portfolio. It is management's intent to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

  The allowance for loan losses increased from $274,000 at June 30, 1999 to $310,000 at September 30, 1999. The ratios of the Company's allowance for loan losses to total loans were 0.52% and 0.48% at September 30, 1999 and June 30, 1999, respectively. During that same period, the Company's non-performing assets increased from $6,000 to $169,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 226.28% and 4566.67% at September 30, 1999 and June 30, 1999, respectively.

  Total deposits declined $1.6 million from $86.7 million at June 30, 1999 to $85.1 million at September 30, 1999. This slight decline was primarily the result of unusually competitive pricing for deposits.

  Other liabilities increased $516,000 from $1.2 million at June 30, 1999 to $1.7 million at September 30, 1999. This increase was primarily attributable to an increase in accrued interest payable on deposit accounts.

  Total stockholders' equity decreased $630,000 from $36.5 million at June 30, 1999 to $35.9 million at September 30, 1999. This decline was attributable to the purchase of additional shares of stock for the employee stock ownership plan
(ESOP) totaling $980,000, less a $50,000 allocation of ESOP shares, and a decrease of $11,000 in net unrealized gains on securities available for sale. Increasing stockholders' equity were net income of $290,000 and an increase of $21,000 to additional paid-in capital for a refund and a reduction of conversion related expenses.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  GENERAL. Net income for the quarter ended September 30, 1999 increased $135,000 or 87.1% from $155,000 for the quarter ended September 30, 1998 to $290,000 for the quarter ended September 30, 1999. This was primarily attributable to an increase in the Company's net interest income as the Company's net interest rate spread increased from 1.97% for the quarter ended September 30, 1998 to 2.28% for the quarter ended September 30, 1999. As a result of its stock offering, the Company also had a large amount of interest-earning assets compared to last year. The return on average assets was 0.93% for the quarter ended September 30, 1999 compared to 0.56% for the same quarter during 1998 and the return on average equity was 3.22% for the quarter ended September 30, 1999 compared to 4.13% for the same quarter during 1998.

  NET INTEREST INCOME. Net interest income for the quarter ended September 30, 1999 increased $378,000 from $647,000 during the quarter ended September 30, 1998 to $1.0 million for the quarter ended September 30, 1999.

  The increase in net interest income was attributable to a $209,000 increase in total interest income from $1.8 million for the quarter ended September 30, 1998 to $2.0 million for the same quarter during 1999 and was primarily the result of a $406,000 increase in interest income from loans. The average loans outstanding increased to $57.9 million with an average yield of 7.96% for the quarter ended September 30, 1999 from $36.2 with an average yield of 8.24% for the same period in the prior year. This increase in interest income was partially offset by a $121,000 decline in interest income from investments and a $79,000 decline in interest income from deposits with other financial institutions.

  The increase in net interest income was also attributable to a $169,000 decline in interest expense from $1.2 million during the quarter ended September 30, 1998 to $1.0 million for the quarter ended September 30, 1999. This was the result of average deposits declining from $90.3 million for the quarter ended September 30, 1998 to $86.1 million for the quarter ended September 30, 1999, and the average cost of those deposits declining from 4.96% to 4.66% for the same respective periods. In addition, interest expense on borrowings declined $53,000 as the Company used a portion of the proceeds from its conversion to pay-off its borrowings.

  PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended September 30, 1999 was $45,000 compared to none for the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

  NONINTEREST INCOME. Noninterest income totaled $220,000 for the quarter ended September 30, 1999 compared to $75,000 for the same period in the prior year, an increase of $145,000. The increase was primarily attributable to $152,000 in fee income generated through the sale of consumer loans into the secondary market.

  NONINTEREST EXPENSE. Total noninterest expense increased to $762,000 for the quarter ended September 30, 1999 as compared to $506,000 for the same period in 1998, an increase of $256,000. Salaries and employee benefits totaled $411,000 during the quarter ended September 30, 1999, $130,000 higher than the $281,000 recorded during the same period in 1998. Approximately $71,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense is also approximately $50,000 higher for the quarter ended September 30,1999 as a result of the Company's ESOP, which was adopted in conjunction with its initial public offering in April 1999. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

  Other noninterest expense increased $102,000, to $215,000 during the quarter ended September 30, 1999 as compared to $113,000 during the same period in 1998. This was primarily attributable to a $63,000 increase in professional fees related to the increased reporting requirements associated with being a public company and defense of a lawsuit in connection with the acquisition of the indirect lending department, a $23,000 increase in expenses associated with the new indirect lending department, and various other small increases in several noninterest expense categories.

  INCOME TAXES. Total income tax expense was $147,000 for the quarter ended September 30, 1999, compared to $61,000 for the same period in 1998. The increase is attributable to increased taxable income. The effective tax rates for the quarters ended September 30, 1999 and 1998 were 33.6% and 28.2%.

LIQUIDITY AND CAPITAL RESOURCES

  Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At September 30, 1999, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 13.1%.

  First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 1999, cash and cash equivalents totaled $8.5 million, or 6.9% of total assets. At September 30, 1999, First Federal had commitments to fund loans of $2.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $41.1 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

  Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At September 30, 1999, First Federal had approximately $15.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank. At September 30, 1999, First Federal had no borrowings from the Federal Home Loan Bank.

  Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of September 30, 1999, First Federal exceeded its minimum capital requirements.

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

     (4) Validation - Testing all systems and third-party vendors for year 2000 compliance, First Federal has completed this phase of its plan. A third-party service bureau processes all customer transactions and has indicated to First Federal that it has completed upgrades to its systems to be year 2000 compliant. First Federal has tested the third-party service bureau's systems by reviewing and verifying the results of proxy test transactions at different test dates before and after the year 2000 date change covering all of the applications used by First Federal.

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

  First Federal estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $161,500. As of September 30, 1999, approximately $158,000 of this amount has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. First Federal does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

  Because First Federal is substantially dependent on its computer systems and the computer systems of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of First Federal's business and could have a material adverse financial impact on First Federal. Failure to resolve year 2000 issues presents the following risks to First Federal, which First Federal believes reflects its most reasonably likely worst case scenario:

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

  Although First Bancorp has not yet completed its interest rate sensitivity analysis for September 30, 1999, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders' at June 30, 1999.

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

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits
    27 - Financial Data Schedule

b.  Forms 8-K
    No Forms 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        FIRST BANCORP OF INDIANA, INC.


Dated: November 9, 1999          By:  /s/ Harold Duncan
                                 ----------------------------------
                                 Harold Duncan
                                 President, Chief Executive Officer
                                 and Chairman of the Board
                                 (principal executive officer)

Dated: November 9, 1999          By:  /s/ Christopher A. Bengert
                                 ----------------------------------
                                 Christopher A. Bengert
                                 Treasurer
                                 (principal financial and accounting officer)