Form 10-Q
period 1999-12-31
FIRST BANCORP OF INDIANA INC
filed 2000-02-11
CIK 1074543

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]   No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,272,400 shares of common stock, par value $0.01 per share, were outstanding as of February 1, 2000.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----

Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   1
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               6
Item 3.   Quantitative and Qualitative Disclosures about Market Risk         11

Part II   Other Information
Item 1.   Legal Proceedings                                                  12
Item 2.   Changes in Securities and Use of Proceeds                          12
Item 3.   Defaults Upon Senior Securities                                    12
Item 4.   Submission of Matters to a Vote of Security Holders                12
Item 5.   Other Information                                                  13
Item 6.   Exhibits and Reports on Form 8-K                                   13

                                FIRST BANCORP OF INDIANA, INC.
                                        AND SUBSIDIARY

                                  Consolidated Balance Sheet

                                                             December 31, 1999  June 30, 1999
---------------------------------------------------------------------------------------------
                                                                (Unaudited)
Assets
    Cash and due from banks                                    $   2,142,137    $   1,105,134
    Interest-bearing demand deposits                               4,701,140       15,567,989
    Federal funds sold                                             1,005,000           25,000
                                                               -------------    -------------
        Total cash and cash equivalents                            7,848,277       16,698,123
    Interest-bearing deposits                                      1,683,000        2,079,000
    Investment securities
      Available for sale                                           1,671,628        2,972,581
      Held to maturity                                            40,866,003       40,003,256
                                                               -------------    -------------
        Total investment securities                               42,537,631       42,975,837
    Loans                                                         62,645,489       56,582,900
    Allowance for loan losses                                       (333,759)        (274,000)
                                                               -------------    -------------
        Net loans                                                 62,311,730       56,308,900
    Premises and equipment                                         1,521,625        1,508,570
    Federal Home Loan Bank stock                                     727,400          727,400
    Other assets                                                   4,044,811        4,502,175
                                                               -------------    -------------
        Total assets                                           $ 120,674,474    $ 124,800,005
                                                               =============    =============

Liabilities
    Deposits
     Non-interest bearing                                      $     381,700    $     419,865
     Interest bearing                                             82,699,670       86,302,246
                                                               -------------    -------------
        Total deposits                                            83,081,370       86,722,111
    Advances by borrowers for
      taxes and insurance                                            434,187          381,226
    Other liabilities                                              1,007,103        1,168,668
                                                               -------------    -------------
        Total liabilities                                         84,522,660       88,272,005
                                                               -------------    -------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                      22,724           22,724
    Additional paid-in capital                                    21,848,244       21,831,518
    Retained earnings                                             15,974,363       15,473,935
    Accumulated other comprehensive income                             7,588           25,263
                                                               -------------    -------------
                                                                  37,852,919       37,353,440

    Less:
    Unallocated employee stock ownership plan shares-166,642      (1,701,105)        (825,440)
                                                               -------------    -------------
    Total stockholders' equity                                    36,151,814       36,528,000
                                                               -------------    -------------

        Total liabilities and stockholders' equity             $ 120,674,474    $ 124,800,005
                                                               =============    =============


See notes to unaudited consolidated financial statements

                                           FIRST BANCORP OF INDIANA, INC.
                                                   AND SUBSIDIARY

                                          Consolidated Statement of Income

                                                                   For the                         For the
                                                              Three Months Ended               Six Months Ended
                                                                  December 31,                    December 31,
                                                          --------------------------      --------------------------
                                                             1999            1998            1999              1998
--------------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)                     (Unaudited)
Interest Income
    Loans receivable                                      $1,231,682      $  798,301      $2,387,633      $1,542,958
    Investment securities                                    708,650         804,380       1,416,974       1,634,053
    Deposits with financial institutions                      92,934         209,640         245,415         441,449
    Federal funds sold                                         8,587           7,636          17,664          17,938
    Other interest and dividend income                        14,667          14,668          29,335          29,390
                                                          ----------      ----------      ----------      ----------
        Total interest income                              2,056,520       1,834,625       4,097,021       3,665,788
                                                          ----------      ----------      ----------      ----------

Interest Expense
    Deposits                                                 962,692       1,116,894       1,964,193       2,236,746
    Borrowings                                                     0          51,055               0         103,921
    Other                                                     14,417          11,892          28,834          23,784
                                                          ----------      ----------      ----------      ----------
        Total interest expense                               977,109       1,179,841       1,993,027       2,364,451
                                                          ----------      ----------      ----------      ----------
Net Interest Income                                        1,079,411         654,784       2,103,994       1,301,337
                                                          ----------      ----------      ----------      ----------
    Provision for Loan Losses                                 49,342               0          94,342               0
                                                          ----------      ----------      ----------      ----------
Net Interest Income after Provision                        1,030,069         654,784       2,009,652       1,301,337

Noninterest Income
    Increase in cash surrrender values
       of life insurance                                      24,048          23,334          48,096          46,668
    Other Income                                             201,573          57,920         397,286         109,317
                                                          ----------      ----------      ----------      ----------
        Total noninterest income                             225,621          81,254         445,382         155,985
                                                          ----------      ----------      ----------      ----------
Noninterest Expense
    Salaries and employee benefits                           525,178         360,469         936,093         641,338
    Net occupancy expense                                     49,346          42,983          94,069          86,610
    Equipment expense                                         52,693          28,834          97,306          57,066
    Deposit insurance expense                                 12,807          12,938          29,060          27,636
    Data processing fees                                      21,434          27,130          52,134          52,802
    Other expense                                            290,355         117,765         505,483         230,608
                                                          ----------      ----------      ----------      ----------
        Total noninterest expense                            951,813         590,119       1,714,145       1,096,060
                                                          ----------      ----------      ----------      ----------

Income Before Income Tax                                     303,877         145,919         740,889         361,262
    Income tax expense                                        93,173          34,435         240,461          95,211
                                                          ----------      ----------      ----------      ----------
Net Income                                                $  210,704      $  111,484      $  500,428      $  266,051
                                                          ==========      ==========      ==========      ==========

    Basic earnings per share                              $     0.10             N/A      $     0.24             N/A
    Diluted earnings per share                            $     0.10             N/A      $     0.24             N/A
    Weighted avg number shares outstanding - Basic         2,103,994               0       2,117,126               0
    Weighted avg number shares outstanding - Diluted       2,103,994               0       2,117,126               0



See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital


                                        Common Stock
                                    --------------------   Additional
                                      Shares                Paid-in      Comprehensive
                                    Outstanding  Amount     Capital       Income
                                    ----------------------------------------------------
Balances, June 30, 1999               2,272,400  $22,724   $21,831,518

   Net income                                                              $289,724
     Other comprehensive income,
     net of tax--Unrealized losses
     on securities (unaudited)                                              (10,707)
                                                                           --------
   Comprehensive income (unaudited)                                        $279,017
                                                                           ========
Employee Stock Ownership Plan
    shares allocated                                              (483)
Purchase ESOP Shares
Refunded Conversion Expenses                                    20,816
                                      --------------------------------
Balances, Sept 30, 1999 (unaudited)   2,272,400  $22,724   $21,851,851
                                      ================================

   Net income                                                              $210,704
     Other comprehensive income,
     net of tax--Unrealized losses
     on securities (unaudited)                                               (6,968)
                                                                           --------
   Comprehensive income (unaudited)                                        $203,736
                                                                           ========
Employee Stock Ownership Plan
    shares allocated                                            (3,607)
                                      --------------------------------
Balances, Dec 31, 1999 (unaudited)    2,272,400  $22,724   $21,848,244
                                      ================================

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital


                                                 Accumulated
                                                   Other       Unallocated
                                    Retained     Comprehensive     ESOP
                                    Earnings       Income         Shares       Total
                                    ----------------------------------------------------
Balances, June 30, 1999             $15,473,935      $25,263      ($825,440) $36,528,000

   Net income                           289,724                                  289,724
     Other comprehensive income,
     net of tax--Unrealized losses
     on securities (unaudited)                       (10,707)                    (10,707)

   Comprehensive income (unaudited)

Employee Stock Ownership Plan
    shares allocated                                                 50,724       50,241
Purchase ESOP Shares                                               (980,411)    (980,411)
Refunded Conversion Expenses                                                      20,816
                                    ----------------------------------------------------
Balances, Sept 30, 1999 (unaudited) $15,763,659      $14,556    ($1,755,127) $35,897,663
                                    ====================================================

   Net income                           210,704                                  210,704
     Other comprehensive income,
     net of tax--Unrealized losses
     on securities (unaudited)                        (6,968)                     (6,968)

   Comprehensive income (unaudited)

Employee Stock Ownership Plan
    shares allocated                                                 54,022       50,415
                                    ----------------------------------------------------
Balances, Dec 31, 1999 (unaudited)  $15,974,363       $7,588    ($1,701,105) $36,151,814
                                    ====================================================


See notes to unaudited consolidated financial statements

                                                      FIRST BANCORP OF INDIANA
                                                           AND SUBSIDIARY

                                                Consolidated Statement of Cash Flows


                                                                              Quarter Ended                   Six Months Ended
                                                                               December 31,                     December 31,
                                                                       ----------------------------    ----------------------------
                                                                          1999             1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
                                                                               (Unaudited)                      (Unaudited)
Net Cash Provided (Used) by Operating Activities                       ($   54,685)    ($  738,037)     $   985,490     ($   12,174)

Investing Activities
   Net change in interest-bearing deposits                                                                  396,000         397,000
   Proceeds from maturities of securities available for sale                530,672         354,002       1,272,861         737,707
   Purchases of securities held to maturity                              (3,246,613)    (14,440,479)    (13,520,594)    (22,440,479)
   Proceeds from maturities of securities held to maturity                7,420,387      12,571,307      12,618,912      21,946,393
   Net change in loans                                                   (3,228,035)       (851,494)     (6,097,172)     (3,364,817)
   Net (Purchases) or Dispositions of premises and equipment                 53,892         (10,419)         42,032         (30,637)
                                                                       ------------    ------------    ------------    ------------
     Net cash used by investing activities                                1,530,303      (2,377,083)     (5,287,961)     (2,754,833)
                                                                       ------------    ------------    ------------    ------------

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                                (942,861)        707,121        (682,026)      1,902,403
     Certificates of deposit                                             (1,102,170)        641,942      (2,958,715)      1,178,522
     Advances by borrows for taxes and insurance                           (106,270)       (153,373)         52,961          51,446
   Refunded conversion expenses                                                                              20,816
   Purchase of ESOP Shares                                                                                 (980,411)
                                                                       ------------    ------------    ------------    ------------
       Net cash provided (used) by financing activities                  (2,151,301)      1,195,690      (4,547,375)      3,132,371
                                                                       ------------    ------------    ------------    ------------

Net Change in Cash and Cash Equivalents                                    (675,683)     (1,919,430)     (8,849,846)        365,364

Cash and Cash Equivalents, Beginning of Period                            8,523,960      13,973,863      16,698,123      11,689,069
                                                                       ------------    ------------    ------------    ------------
Cash and Cash Equivalents, End of Period                                $ 7,848,277     $12,054,433     $ 7,848,277     $12,054,433
                                                                       ============    ============     ============    ============

Additional Cash Flow Information
   Interest paid                                                          1,352,193       1,585,410       1,942,313       2,290,019
   Income tax paid                                                          305,461          72,404         441,319          88,702


See notes to unaudited consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

     The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's annual report to shareholders.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999

     Total consolidated assets of the Company decreased $4.1 million from $124.8 million at June 30, 1999 to $120.7 million at December 31, 1999. This was primarily the result of using cash to fund deposit withdrawals.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased by $8.9 million from $16.7 million at June 30, 1999 to $7.8 million at December 31, 1999. This decline was the result of management shifting funds to the loan portfolio as well as using a portion of its most liquid assets to fund the slight decline in customer deposits.

     Investment securities decreased $500,000 from $43.0 million at June 30, 1999 to $42.5 million at December 31, 1999. This decline was the result of the Bank reinvesting a portion of the proceeds from investment security maturities and principal repayments into its mortgage and consumer loan portfolios.

     Net loans grew $6.0 million from $56.3 million at June 30, 1999 to $62.3 million at December 31, 1999. This increase is primarily attributable to a $3.6 million increase in consumer loans. The Bank has always been a strong mortgage lender and continues to expand its consumer lending operation. During the period, the Bank originated $25.0 million of indirect automobile loans of which it retained $6.1 million for its own portfolio. It is management's intent to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

   The allowance for loan losses increased from $274,000 at June 30, 1999 to $334,000 at December 31, 1999. The ratios of the Company's allowance for loan losses to total loans were 0.53% and 0.48% at December 31, 1999 and June 30, 1999, respectively. During that same period, the Company's non-performing assets increased from $6,000 to $106,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 477.14% and 4566.67% at December 31, 1999 and June 30, 1999, respectively.

     Total deposits declined $3.6 million from $86.7 million at June 30, 1999 to $83.1 million at December 31, 1999. This slight decline was primarily the result of unusually competitive pricing for deposits.

     Other liabilities decreased $162,000 from $1.2 million at June 30, 1999 to $1.0 million at December 31, 1999. This decrease was primarily attributable to a decrease in accounts payable.

     Total stockholders' equity decreased $376,000 from $36.5 million at June 30, 1999 to $36.2 million at December 31, 1999. This decline was attributable to the purchase of additional shares of stock for the employee stock ownership plan
(ESOP) totaling $980,000, less a $101,000 allocation of ESOP shares, and a decrease of $18,000 in net unrealized gains on securities available for sale. Increasing stockholders' equity were net income of $500,000 and an increase of $21,000 to additional paid-in capital for a refund and a reduction of conversion related expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     GENERAL. Net income for the quarter ended December 31, 1999 increased $100,000 or 90.1% from $111,000 for the quarter ended December 31, 1998 to $211,000 for the quarter ended December 31, 1999. This was primarily attributable to an increase in the Company's net interest income as the Company's net interest rate spread increased from 1.96% for the quarter ended December 31, 1998 to 2.56% for the quarter ended December 31, 1999. As a result of its stock offering, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.70% for the quarter ended December 31, 1999 compared to 0.40% for the same quarter during 1998 and the return on average equity was 2.35% for the quarter ended December 31, 1999 compared to 2.93% for the same quarter during 1998.

     NET INTEREST INCOME. Net interest income for the quarter ended December 31, 1999 increased $425,000 from $655,000 during the quarter ended December 31, 1998 to $1.1 million for the quarter ended December 31, 1999.

     The increase in net interest income was attributable in part to a $222,000 increase in total interest income from $1.8 million for the quarter ended December 31, 1998 to $2.1 million for the same quarter during 1999 and was primarily the result of a $433,000 increase in interest income from loans. Average loans outstanding increased to $60.6 million with an average yield of 8.13% for the quarter ended December 31, 1999 from $38.8 with an average yield of 8.24% for the same period in the prior year. This increase in interest income was partially offset by a $96,000 decline in interest income from investments and a $117,000 decline in interest income from deposits with other financial institutions.

     The increase in net interest income was also attributable to a $203,000 decline in interest expense from $1.2 million during the quarter ended December 31, 1998 to $1.0 million for the quarter ended December 31, 1999. This was the result of average deposits declining from $91.2 million for the quarter ended December 31, 1998 to $83.2 million for the quarter ended December 31, 1999, and the average cost of those deposits declining from 4.90% to 4.63% for the same respective periods. In addition, interest expense on borrowings declined $51,000 as the Company used a portion of the proceeds from its conversion to pay-off its borrowings.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended December 31, 1999 was $49,000 compared to none for the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the quarter ended December 31, 1999 were $25,000 compared to zero for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $226,000 for the quarter ended December 31, 1999 compared to $81,000 for the same period in the prior year, an increase of $145,000. The increase was primarily attributable to $153,000 in fee income generated through the sale of consumer loans into the secondary market.

     NONINTEREST EXPENSE. Total noninterest expense increased to $952,000 for the quarter ended December 31, 1999 as compared to $590,000 for the same period in 1998, an increase of $362,000. Salaries and employee benefits totaled $525,000 during the quarter ended December 31, 1999, which was $165,000 higher than the $360,000 recorded during the same period in 1998. Approximately
$103,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense is also approximately $50,000 higher for the quarter ended December 31,1999 as a result of the Company's ESOP, which was adopted in conjunction with its initial public offering in April 1999. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Other noninterest expense increased $172,000, to $290,000 during the quarter ended December 31, 1999 as compared to $118,000 during the same period in 1998. Approximately $79,000 of the increase was due to legal and other fees incurred in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The increased expense is also attributable to professional fees and other expenses associated with being a public company, which increased $44,000, a $28,000 increase in expenses associated with the new indirect lending department, a $6,000 increase in advertising, and various other small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $93,000 for the quarter ended December 31, 1999, compared to $34,000 for the same period in 1998. The increase is attributable to increased taxable income. The effective tax rates for the quarters ended December 31, 1999 and 1998 were 30.6% and 23.4%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

 GENERAL. Net income for the six months ended December 31, 1999 increased $234,000 or 88.0% from $266,000 for the six months ended December 31, 1998 to $500,000 for the six months ended December 31, 1999. This was primarily attributable to an increase in the Company's net interest income as the Company's net interest rate spread increased from 1.97% for the six months ended December 31, 1998 to 2.42% for the six months ended December 31, 1999. As a result of its stock offering, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.81% for the six months ended December 31, 1999 compared to 0.48% for the same period during 1998 and the return on average equity was 2.78% for the six months ended December 31, 1999 compared to 3.52% for the same period during 1998.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 1999 increased $803,000 from $1.3 million during the six months ended December 31, 1998 to $2.1 million for the same period ended December 31, 1999.

     The increase in net interest income was attributable in part to a $431,000 increase in total interest income from $3.7 million for the six months ended December 31, 1998 to $4.1 million for the same period during 1999 and was primarily the result of a $845,000 increase in interest income from loans. The average loans outstanding increased to $59.2 million with an average yield of 8.07% for the six months ended December 31, 1999 from $37.5 with an average yield of 8.24% for the same period in the prior year. This increase in interest income was partially offset by a $217,000 decline in interest income from investments and a $196,000 decline in interest income from deposits with other financial institutions.

     The increase in net interest income was also attributable to a $371,000 decline in interest expense from $2.4 million during the six months ended December 31, 1998 to $2.0 million for the six months ended December 31, 1999. This was the result of average deposits declining from $90.7 million for the six months ended December 31, 1998 to $84.6 million for the six months ended December 31, 1999, and the average cost of those deposits declining from 4.93% to 4.64% for the same respective periods. In addition, interest expense on borrowings declined $104,000 as the Company used a portion of the proceeds from its conversion to pay-off its borrowings.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended December 31, 1999 was $94,000 compared to none for the same period in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the six months ended December 31, 1999 were $35,000 compared to zero for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $445,000 for the six months ended December 31, 1999 compared to $156,000 for the same period in the prior year, an increase of $289,000. The increase was primarily attributable to $305,000 in fee income generated through the sale of consumer loans into the secondary market.

     NONINTEREST EXPENSE. Total noninterest expense increased to $1.7 million for the six months ended December 31, 1999 as compared to $1.1 million for the same period in 1998, an increase of $618,000. Salaries and employee benefits totaled $936,000 during the six months ended December 31, 1999, which was $295,000 higher than the $641,000 recorded during the same period in 1998. Approximately $174,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense is also approximately $100,000 higher for the six months ended December 31,1999 as a result of the Company's ESOP, which was adopted in conjunction with its initial public offering in April 1999. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Other noninterest expense increased $274,000, to $505,000 during the six months ended December 31, 1999 as compared to $231,000 during the same period in 1998. Approximately $89,000 of the increase was due to legal and other fees incurred in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The increased expense is also attributable to professional fees and other expenses associated with being a public company, which increased $110,000, a $51,000 increase in expenses associated with the new indirect lending department, a $6,000 increase in advertising, and various other small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $240,000 for the six months ended December 31, 1999, compared to $95,000 for the same period in 1998. The increase is attributable to increased taxable income. The effective tax rates for the six months ended December 31, 1999 and 1998 were 32.4% and 26.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At December 31, 1999, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 14.9%.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 1999, cash and cash equivalents totaled $7.8 million, or 6.5% of total assets. At December 31, 1999, First Federal had commitments to fund loans of $2.7 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $39.0 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

    Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At December 31, 1999, First Federal had approximately $15.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank. At December 31, 1999, First Federal had no borrowings from the Federal Home Loan Bank.

     Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of December 31, 1999, First Federal exceeded its minimum capital requirements.

YEAR 2000 ISSUES

     The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of First Federal's business and could have a material adverse effect on First Federal's business, financial condition or results of operations.

     First Federal established a year 2000 committee in 1997 which is headed by the Chief Operating Officer and includes all department heads. The committee developed and implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role.

     While there can be no assurances that First Federal's year 2000 plan has effectively addressed the year 2000 issue, First Federal has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, First Federal is unaware of any year 2000 issues that have impaired the ability of First Federal's borrowers to repay their debt.

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

     Although First Bancorp has not yet completed its interest rate sensitivity analysis for December 31, 1999, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders' at June 30, 1999. The most recent interest rate sensitivity analysis measures First Bancorp's interest rate risk at September 30, 1999. There were no material changes in information in this analysis from the information disclosed in the Company's annual report to shareholders' measuring the Bank's interest rate risk at June 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

     Periodically, there have been various claims and lawsuits involving First Federal, such as claims to enforce liens, condemnation proceedings on properties in which First Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal's business. In the opinion of management, after consultation with First Federal's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. First Federal is not a party to any material pending legal proceedings.

ITEM 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on November 10, 1999. The results of the vote on the matters presented at the meeting is as follows:

          1. The following individuals were elected as directors, each for a one-year term:

                                              Vote For          Vote Withheld
                                              --------          -------------

                  Robert L. Clayton, Sr.      1,777,494             121,963
                  James L. Will, Jr.          1,777,694             121,763

               The following individuals were elected as directors, each for a two-year term:

                                              Vote For          Vote Withheld
                                              --------          -------------

                  Herbert V. Dassel           1,777,494            121,963
                  Jerry Ziemer                1,777,544            121,913

               The following individuals were elected as directors, each for a three-year term:

                                               Vote For          Vote Withheld
                                               --------          -------------

                  Frank E. Kern                1,759,574           139,883
                  Harold Duncan                1,777,494           121,963

          2. The First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan was approved by the stockholders by the following vote:

               For 1,129,087;           Against 255,475;          Abstain 16,375

               Broker non-votes totaled 498,520

          3. The appointment of Olive LLP as auditors for the Corporation for the fiscal year ending June 30, 2000 was ratified by stockholders by the following vote:

               For 1,785,659            Against 106,190            Abstain 7,608


ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits

     10 - First Bancorp of Indiana, Inc. Stock-Based Incentive Plan 27 - Financial Data Schedule

b.   Forms 8-K
     No Forms 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         FIRST BANCORP OF INDIANA, INC.


Dated: February 10, 2000                 By:  /s/ Harold Duncan
                                         --------------------------------
                                         Harold Duncan
                                         President, Chief Executive Officer
                                         and Chairman of the Board
                                         (principal executive officer)

Dated: February 10, 2000                 By:  /s/ Christopher A. Bengert
                                         --------------------------------
                                         Christopher A. Bengert
                                         Treasurer
                                         (principal financial and accounting
                                          officer)