Form 10-Q
period 2000-03-31
FIRST BANCORP OF INDIANA INC
filed 2000-05-12
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                      35-2061832
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  2200 West Franklin Street, Evansville, Indiana            47712
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]   No   [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,132,300 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2000.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6
Item 3.   Quantitative and Qualitative Disclosures about Market Risk         11

Part II   Other Information
Item 1.   Legal Proceedings                                                  12
Item 2.   Changes in Securities and Use of Proceeds                          12
Item 3.   Defaults Upon Senior Securities                                    12
Item 4.   Submission of Matters to a Vote of Security Holders                12
Item 5.   Other Information                                                  12
Item 6.   Exhibits and Reports on Form 8-K                                   12

                              FIRST BANCORP OF INDIANA, INC.
                                      AND SUBSIDIARY
                                Consolidated Balance Sheet


                                                         March 31, 2000     June 30, 1999
                                                         -------------      -------------
                                                                    (Unaudited)
Assets
    Cash and due from banks                              $   1,115,426      $   1,105,134
    Interest-bearing demand deposits                         5,122,955         15,567,989
    Federal funds sold                                       1,040,000             25,000
                                                         -------------      -------------
        Total cash and cash equivalents                      7,278,381         16,698,123
    Interest-bearing deposits                                1,386,000          2,079,000
    Investment securities
      Available for sale                                     1,440,040          2,972,581
      Held to maturity                                      47,750,609         40,003,256
                                                         -------------      -------------
        Total investment securities                         49,190,649         42,975,837
    Loans                                                   63,219,023         56,582,900
    Allowance for loan losses                                 (366,148)          (274,000)
                                                         -------------      -------------
        Net loans                                           62,852,875         56,308,900
    Premises and equipment                                   1,550,766          1,508,570
    Federal Home Loan Bank stock                               727,400            727,400
    Other assets                                             4,164,820          4,502,175
                                                         -------------      -------------
        Total assets                                     $ 127,150,891      $ 124,800,005
                                                         =============      =============
Liabilities
    Deposits
     Non-interest bearing                                $     491,943      $     419,865
     Interest bearing                                       84,506,723         86,302,246
                                                         -------------      -------------
        Total deposits                                      84,998,666         86,722,111
    Borrowings                                               5,000,000                  0
    Advances by borrowers for
      taxes and insurance                                      563,092            381,226
    Other liabilities                                        1,586,203          1,168,668
                                                         -------------      -------------
        Total liabilities                                   92,147,961         88,272,005
                                                         -------------      -------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued - 2,272,400 shares                                22,724             22,724
    Additional paid-in capital                              21,844,604         21,831,518
    Retained earnings                                       16,113,747         15,473,935
    Accumulated other comprehensive income                       1,701             25,263
                                                         -------------      -------------
                                                            37,982,776         37,353,440
    Less:
    Unallocated employee stock ownership plan shares        (1,662,457)          (825,440)
    Treasury stock                                          (1,317,389)                 0
                                                         -------------      -------------
    Total stockholders' equity                              35,002,930         36,528,000
                                                         -------------      -------------

        Total liabilities and stockholders' equity       $ 127,150,891      $ 124,800,005
                                                         =============      =============

            See notes to unaudited consolidated financial statements

                                            FIRST BANCORP OF INDIANA, INC.
                                                    AND SUBSIDIARY
                                           Consolidated Statement of Income
                                                                      For the                        For the
                                                                Three Months Ended              Nine Months Ended
                                                                      March 31,                      March 31,
                                                             -------------------------     -------------------------
                                                                2000            1999          2000            1999
                                                             ----------     ----------     ----------     ----------
                                                                  (Unaudited)                      (Unaudited)
Interest Income
    Loans receivable                                         $1,263,324     $  833,976     $3,650,957     $2,376,934
    Investment securities                                       790,930        790,382      2,207,904      2,424,435
    Deposits with financial institutions                        122,895        155,924        368,310        597,372
    Federal funds sold                                            9,332          7,662         26,996         25,600
    Other interest and dividend income                           14,469         14,450         43,804         43,841
                                                             ----------     ----------     ----------     ----------
        Total interest income                                 2,200,950      1,802,394      6,297,971      5,468,182
                                                             ----------     ----------     ----------     ----------
Interest Expense
    Deposits                                                    987,880      1,069,327      2,952,073      3,306,073
    Borrowings                                                   75,425         44,120         75,425        148,040
    Interest on stock subscription escrow                             0         13,661              0         13,661
    Other                                                        17,280         14,425         46,114         38,210
                                                             ----------     ----------     ----------     ----------
        Total interest expense                                1,080,585      1,141,533      3,073,612      3,505,984
                                                             ----------     ----------     ----------     ----------
Net Interest Income                                           1,120,365        660,861      3,224,359      1,962,198
                                                             ----------     ----------     ----------     ----------
    Provision for Loan Losses                                    45,000         11,000        139,342         11,000
                                                             ----------     ----------     ----------     ----------
Net Interest Income after Provision                           1,075,365        649,861      3,085,017      1,951,198
Noninterest Income
    Increase in cash surrrender values
       of life insurance                                         23,690         26,600         71,786         73,268
    Other Income                                                158,371         50,294        555,657        159,612
                                                             ----------     ----------     ----------     ----------
        Total noninterest income                                182,061         76,894        627,443        232,880
                                                             ----------     ----------     ----------     ----------

Noninterest Expense
    Salaries and employee benefits                              468,493        327,705      1,404,586        969,043
    Net occupancy expense                                        40,438         48,814        134,507        135,424
    Equipment expense                                            50,875         44,328        148,181        101,395
    Deposit insurance expense                                     4,537         13,927         33,597         41,563
    Data processing fees                                         43,048         30,030         95,182         82,831
    Other expense                                               215,549        143,331        721,032        373,940
                                                             ----------     ----------     ----------     ----------
        Total noninterest expense                               822,940        608,135      2,537,085      1,704,196
                                                             ----------     ----------     ----------     ----------
Income Before Income Tax                                        434,486        118,620      1,175,375        479,882
    Income tax expense                                          147,698         21,821        388,159        117,032
                                                             ----------     ----------     ----------     ----------
Net Income                                                   $  286,788     $   96,799     $  787,216     $  362,850
                                                             ==========     ==========     ==========     ==========
    Basic earnings per share                                 $     0.14            N/A     $     0.38            N/A
    Diluted earnings per share                               $     0.14            N/A     $     0.38            N/A
    Weighted average number shares outstanding - Basic        2,014,882              0      2,083,044              0
    Weighted average number shares outstanding - Diluted      2,014,882              0      2,083,044              0

            See notes to unaudited consolidated financial statements

                                  FIRST BANCORP OF INDIANA, INC.
                                          AND SUBSIDIARY
                       Consolidated Statement of Changes in Equity Capital


                                                Common Stock
                                         -----------------------      Additional
                                             Shares                    Paid-in     Comprehensive
                                         Outstanding      Amount       Capital         Income
                                         -----------      ------       -------         ------
Balances, June 30, 1999                    2,272,400     $22,724     $21,831,518
   Net income                                                                         $289,724
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                             (10,707)
                                                                                      --------
   Comprehensive income (unaudited)                                                   $279,017
                                                                                      ========
   Employee Stock Ownership Plan
    shares allocated                                                        (483)
   Purchase ESOP Shares
   Refunded Conversion Expenses                                           20,816
                                           -------------------------------------
Balances, Sept 30, 1999 (unaudited)        2,272,400    $22,724      $21,851,851
                                           =====================================
   Net income                                                                         $210,704
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                              (6,968)
                                                                                      --------
   Comprehensive income (unaudited)                                                   $203,736
                                                                                      ========
   Employee Stock Ownership Plan
    shares allocated                                                      (3,607)
                                           -------------------------------------
Balances, Dec 31, 1999 (unaudited)         2,272,400    $22,724      $21,848,244
                                           =====================================
   Net income                                                                         $286,788
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                              (5,887)
                                                                                      --------
   Comprehensive income (unaudited)                                                   $280,901
                                                                                      ========
   Employee Stock Ownership Plan
    shares allocated                                                      (3,640)
   Cash dividends paid ($0.07 per share)
   Treasury shares purchased
                                           -------------------------------------
Balances, March 31, 2000 (unaudited)       2,272,400    $22,724      $21,844,604
                                           =====================================

                                                         Accumulated
                                                            Other        Unallocated
                                            Retained    Comprehensive       ESOP          Treasury
                                            Earnings        Income         Shares          Shares          Total
                                            --------        ------         ------          ------          -----
Balances, June 30, 1999                    $15,473,935     $25,263       ($825,440)                    $36,528,000
   Net income                                  289,724                                                     289,724
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                 (10,707)                                        (10,707)

   Comprehensive income (unaudited)

   Employee Stock Ownership Plan
    shares allocated                                                        50,724                          50,241
   Purchase ESOP Shares                                                   (980,411)                       (980,411)
   Refunded Conversion Expenses                                                                             20,816
                                           -----------------------------------------------------------------------
Balances, Sept 30, 1999 (unaudited)        $15,763,659     $14,556     ($1,755,127)                    $35,897,663
                                           =======================================================================
   Net income                                  210,704                                                     210,704
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                  (6,968)                                         (6,968)

   Comprehensive income (unaudited)
   Employee Stock Ownership Plan
    shares allocated                                                        54,022                          50,415
                                           -----------------------------------------------------------------------
Balances, Dec 31, 1999 (unaudited)         $15,974,363      $7,588     ($1,701,105)                    $36,151,814
                                           =======================================================================
   Net income                                  286,788                                                     286,788
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                  (5,887)                                         (5,887)
   Comprehensive income (unaudited)
   Employee Stock Ownership Plan
    shares allocated                                                        38,648                          35,008
   Cash dividends paid ($0.07 per share)      (147,404)                                                   (147,404)
   Treasury shares purchased                                                              (1,317,389)   (1,317,389)
                                           -----------------------------------------------------------------------
Balances, March 31, 2000 (unaudited)       $16,113,747      $1,701     ($1,662,457)      ($1,317,389)  $35,002,930
                                           =======================================================================

            See notes to unaudited consolidated financial statements

                                    FIRST BANCORP OF INDIANA
                                         AND SUBSIDIARY
                              Consolidated Statement of Cash Flows

                                                                      Nine Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                    2000                1999
                                                                 ------------      ------------
                                                                          (Unaudited)
Net Cash Provided (Used) by Operating Activities                 $  1,847,039      ($    95,880)
Investing Activities
   Net change in interest-bearing deposits                            693,000           298,000
   Proceeds from maturities of securities available for sale        1,495,610           999,253
   Purchases of securities held to maturity                       (27,259,587)      (25,422,328)
   Proceeds from maturities of securities held to maturity         19,473,581        33,294,915
   Net change in loans                                             (6,683,317)      (12,380,566)
   Net (Purchases) or Dispositions of premises and equipment          (20,101)         (106,215)
                                                                 ------------      ------------
     Net cash used by investing activities                        (12,300,814)       (3,316,941)
                                                                 ------------      ------------
Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                          (514,892)        7,354,673
     Certificates of deposit                                       (1,208,553)       (1,996,552)
     Advances by borrows for taxes and insurance                      181,866           256,569
     Stock subscription escrow                                              0        17,333,245
   Increase (repayment of) long-term debt                           5,000,000        (3,645,000)
   Refunded conversion expenses                                        20,816                 0
   Purchase of ESOP shares                                           (980,411)                0
   Purchase treasury shares                                        (1,317,389)                0
   Dividends paid                                                    (147,404)                0
                                                                 ------------      ------------
       Net cash provided (used) by financing activities             1,034,033        19,302,935
                                                                 ------------      ------------
Net Change in Cash and Cash Equivalents                            (9,419,742)       15,890,114
Cash and Cash Equivalents, Beginning of Period                     16,698,123        11,689,069
                                                                 ------------      ------------
Cash and Cash Equivalents, End of Period                         $  7,278,381      $ 27,579,183
                                                                 ============      ============
Additional Cash Flow Information
   Interest paid                                                    2,610,536         2,994,628
   Income tax paid                                                    557,319           105,000

 See notes to unaudited consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

     The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, contained in the Company's annual report to shareholders.

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

3.     EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 87,400 shares of common stock to the ESOP in exchange for a 12 year note in the amount of approximately $874,000. During the quarter ended September 30, 1999, the ESOP acquired an additional 94,392 shares of the Company's common stock in the open market. When combined with the shares previously purchased by the ESOP in the Company's initial public offering, the ESOP owns 8% of the Company's outstanding shares. The $980,411 for the ESOP purchase was borrowed from the Company and added to the existing 12 year note. The Bank will make contributions in the amount necessary, when combined with any dividends earned by the ESOP on unallocated shares, to make quarterly payments of principal and interest on the note. As payments are made, the Company will release shares from collateral. Released shares will be allocated to participants over the term of the note.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30, 1999

     Total consolidated assets of the Company increased $2.4 million from $124.8 million at June 30, 1999 to $127.2 million at March 31, 2000. This growth in assets occurred primarily in investment securities and loans offset by a decline in interest-bearing demand deposits. The growth in total assets was primarily funded with $5.0 million in borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) offset by a decline in total deposits and the purchase of Company stock.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the FHLB, decreased by $9.4 million from $16.7 million at June 30, 1999 to $7.3 million at March 31, 2000. This decline was the result of management shifting funds to the investment securities and loan portfolios as well as using a portion of its most liquid assets to fund the slight decline in customer deposits.

     Investment securities increased $6.2 million from $43.0 million at June 30, 1999 to $49.2 million at March 31, 2000. This increase was primarily the result of management's effort to increase interest income by shifting funds from interest-bearing demand deposits to higher yielding investment securities.

     Net loans grew $6.6 million from $56.3 million at June 30, 1999 to $62.9 million at March 31, 2000. This increase is primarily attributable to a $4.1 million increase in consumer loans. The Bank has always been a strong mortgage lender and continues to expand its consumer lending operation. During the period, the Bank originated $33.7 million of indirect automobile loans of which it retained $8.3 million for its own portfolio. It is management's intent to continue to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

   The allowance for loan losses increased from $274,000 at June 30, 1999 to $366,000 at March 31, 2000. The ratios of the Company's allowance for loan losses to total loans were 0.58% and 0.48% at March 31, 2000 and June 30, 1999, respectively. During that same period, the Company's non-performing assets increased from $6,000 to $96,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 381.25% and 4,566.67% at March 31, 2000 and June 30, 1999, respectively.

     Total deposits declined $1.7 million from $86.7 million at June 30, 1999 to $85.0 million at March 31, 2000. This slight decline was primarily the result of unusually competitive pricing for deposits.

     Borrowings increased from zero at June 30, 1999 to $5.0 million at March 31, 2000 as the Bank took advantage of its borrowing capacity as an alternative to gathering deposits.

     Other liabilities increased $418,000 from $1.2 million at June 30, 1999 to $1.6 million at March 31, 2000. This increase was primarily attributable to an increase in accrued interest payable on certificate of deposit accounts that receive interest semi-annually.

     Total stockholders' equity decreased $1.5 million from $36.5 million at June 30, 1999 to $35.0 million at March 31, 2000. This decline was attributable to the purchase of additional shares of stock for the employee stock ownership plan (ESOP) totaling $980,000, less a $136,000 allocation of ESOP shares, the purchase of Company stock totaling $1.3 million, a $147,000 dividend to shareholder's, and a decrease of $24,000 in net unrealized gains on securities available for sale. Increasing stockholders' equity were net income of $787,000 and an increase of $21,000 to additional paid-in capital for a refund and a reduction of conversion related expenses.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

     GENERAL. Net income for the quarter ended March 31, 2000 increased $190,000 or 195.9% from $97,000 for the quarter ended March 31, 1999 to $287,000 for the quarter ended March 31, 2000. This was primarily attributable to an increase in the Company's net interest income as the Company's net interest rate spread increased from 2.04% for the quarter ended March 31, 1999 to 2.54% for the quarter ended March 31, 2000. As a result of its stock offering, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.90% for the quarter ended March 31, 2000 compared to 0.34% for the same quarter during 1999 and the return on average equity was 3.20% for the quarter ended March 31, 2000 compared to 2.54% for the same quarter during 1999.

     NET INTEREST INCOME. Net interest income for the quarter ended March 31, 2000 increased $460,000 from $661,000 during the quarter ended March 31, 1999 to $1.1 million for the quarter ended March 31, 2000.

     The increase in net interest income was attributable in part to a $399,000 increase in total interest income, from $1.8 million for the quarter ended March 31, 1999 to $2.2 million for the same quarter during 2000, and was primarily the result of a $429,000 increase in interest income from loans. Average loans outstanding increased to $62.1 million with an average yield of 8.13% for the quarter ended March 31, 2000 from $42.3 million with an average yield of 7.90% for the same period in the prior year. This increase in interest income was partially offset by a $33,000 decline in interest income from deposits with other financial institutions. The decline in interest income from deposits with other financial institutions was primarily due to lower volume as the Bank held $17.3 million of stock subscription escrows at March 31, 1999 in conjunction with the Conversion.

     The increase in net interest income was also attributable to a $61,000 decline in interest expense to $1.1 million for the quarter ended March 31, 2000 as compared to the same period last year. This was primarily the result of average deposits declining from $91.9 million for the quarter ended March 31, 1999 to $84.6 million for the quarter ended March 31, 2000, offset slightly by the average cost of those deposits increasing from 4.65% to 4.67% for the same respective periods. Also contributing to the reduction in interest expense was the elimination of interest on stock subscription escrow accounts. The decline in interest expense was partially offset by an increase in interest expense on borrowings from the FHLB.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended March 31, 2000 was $45,000 compared to $11,000 for the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the quarter ended March 31, 2000 were $13,000 compared to zero for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $182,000 for the quarter ended March 31, 2000 compared to $77,000 for the same period in the prior year, an increase of $105,000. The increase was primarily attributable to $110,000 in fee income generated through the sale of consumer loans into the secondary market and was offset slightly by reduced fee income from the sale of mortgage loans.

     NONINTEREST EXPENSE. Total noninterest expense increased to $823,000 for the quarter ended March 31, 2000 as compared to $608,000 for the same period in 1999, an increase of $215,000. Salaries and employee benefits totaled $468,000 during the quarter ended March 31, 2000, which was $140,000 higher than the $328,000 recorded during the same period in 1999. Approximately $35,000 of the increase in salaries and employee benefits is attributable to the Company's ESOP, which was adopted in conjunction with its initial public offering in April 1999. Compensation expense is also approximately $30,000 higher for the three months ended March 31, 2000 as a result of the addition of the indirect lending department. Staffing levels for indirect lending increased gradually throughout the quarter to seven employees at March 31, 1999. There were ten employees in the indirect lending department at March 31, 2000 as additional staff was added for collections and servicing. Additional branch administration and bookkeeping personnel also added approximately $15,000 to salaries and employee benefits for the period ended March 31, 2000 as compared to the same period last year. Medical and retirement expenses are also higher by approximately $16,000 and $6,000, respectively, for the quarter ended March 31, 2000. The balance of the increase in salaries and employee benefits is mainly due to normal salary increases for employees other than those mentioned above.

     Other noninterest expense increased $73,000, to $216,000 during the quarter ended March 31, 2000 as compared to $143,000 during the same period in 1999. The increased expense is primarily attributable to professional fees and other expenses associated with being a public company, which increased $40,000, for the quarter ended March 31, 2000 as compared to zero for the same period one year ago. The balance of the increase is due to a $19,000 increase in expenses associated with the new indirect lending department, a $4,000 loss on the sale of repossessed assets, a $4,000 increase in advertising, and various other small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $148,000 for the quarter ended March 31, 2000, compared to $22,000 for the same period in 1999. The increase is attributable to increased taxable income. The effective tax rates for the quarters ended March 31, 2000 and 1999 were 34.1% and 18.5%.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2000 AND
1999

     GENERAL. Net income for the nine months ended March 31, 2000 increased $424,000 or 116.8% from $363,000 for the nine months ended March 31, 1999 to $787,000 for the nine months ended March 31, 2000. This was primarily attributable to an increase in the Company's net interest income as the Company's net interest rate spread increased from 1.99% for the nine months ended March 31, 1999 to 2.46% for the nine months ended March 31, 2000. As a result of its stock offering, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.84% for the nine months ended March 31, 2000 compared to 0.43% for the same period during 1999 and the return on average equity was 2.92% for the nine months ended March 31, 2000 compared to 3.20% for the same period during 1999.

     NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2000 increased $1.3 million to $3.2 million as compared to the same period in 1999.

     The increase in net interest income was attributable in part to a $830,000 increase in total interest income from $5.5 million for the nine months ended March 31, 1999 to $6.3 million for the same period during 2000 and was primarily the result of a $1.3 million increase in interest income from loans. The average loans outstanding increased to $60.2 million with an average yield of 8.09% for the nine months ended March 31, 2000 from $39.0 million with an average yield of 8.12% for the same period in the prior year. This increase in interest income was partially offset by a $217,000 decline in interest income from investments and a $229,000 decline in interest income from deposits with other financial institutions.

     The increase in net interest income was also attributable to a $432,000 decline in interest expense from $3.5 million during the nine months ended March 31, 1999 to $3.1 million for the nine months ended March 31, 2000. This was primarily the result of average deposits declining from $91.1 million for the nine months ended March 31, 1999 to $84.6 million for the nine months ended March 31, 2000, and the average cost of those deposits declining from 4.84% to 4.65% for the same respective periods. In addition, interest expense on borrowings declined $73,000, primarily due to lower average balance.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended March 31, 2000 was $139,000 compared to $11,000 for the same period in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the period reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the nine months ended March 31, 2000 were $47,000 compared to zero for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $627,000 for the nine months ended March 31, 2000 compared to $233,000 for the same period in the prior year, an increase of $394,000. The increase was primarily attributable to $413,000 in fee income generated through the sale of consumer loans into the secondary market and was offset by reduced fee income from the sale of mortgage loans.

     NONINTEREST EXPENSE. Total noninterest expense increased $833,000 to $2.5 million for the nine months ended March 31, 2000 as compared to $1.7 million for the same period in 1999. Salaries and employee benefits totaled $1.4 million during the nine months ended March 31, 2000, which was $436,000 higher than the $969,000 recorded during the same period in 1999. Approximately $204,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense is also approximately $136,000 higher for the nine months ended March 31, 2000 as a result of the Company's ESOP, which was adopted in conjunction with its initial public offering in April 1999.

Additional branch administration and bookkeeping personnel also added approximately $20,000 to salaries and employee benefits for the period ended March 31, 2000 as compared to the same period last year. Medical and retirement expenses are also higher approximately $16,000 and $11,000, respectively for the nine months ended March 31, 2000 as compared to the same period in 1999. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Other noninterest expense increased $347,000, to $721,000 during the nine months ended March 31, 2000 as compared to $374,000 during the same period in 1999. Approximately $89,000 of the increase was due to legal and other fees incurred in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The increased expense is also attributable to professional fees and other expenses associated with being a public company, which increased $150,000, a $70,000 increase in expenses associated with the new indirect lending department, a $10,000 increase in advertising, and various other small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $388,000 for the nine months ended March 31, 2000, compared to $117,000 for the same period in 1999. The increase is attributable to increased taxable income. The effective tax rates for the nine months ended March 31, 2000 and 1999 were 33.0% and 24.4%.

   LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At March 31, 2000, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 14.5%.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2000, cash and cash equivalents totaled $7.3 million, or 5.7% of total assets. At March 31, 2000, First Federal had commitments to fund loans of $3.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $36.2 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

    Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At March 31, 2000, First Federal had approximately $10.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank.

At March 31, 2000, First Federal had $5.0 million in borrowings from the Federal Home Loan Bank.

     Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of March 31, 2000, First Federal exceeded its minimum capital requirements.

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

     Although First Bancorp has not yet completed its interest rate sensitivity analysis for March 31, 2000, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders' at June 30, 1999. The most recent interest rate sensitivity analysis measures First Bancorp's interest rate risk at December 31, 1999. There were no material changes in information in this analysis from the information disclosed in the Company's annual report to shareholders' measuring the Bank's interest rate risk at June 30, 1999.

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

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits
     27 - Financial Data Schedule

b.  Forms 8-K
     A Form 8-K was filed March 22, 2000 reporting under Item 5 the death of director Robert L. Clayton and the appointment of Michael Head to fill the vacancy.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                FIRST BANCORP OF INDIANA, INC.


Dated: May 10, 2000             By: /s/ Harold Duncan
                                    -------------------
                                    Harold Duncan
                                    President, Chief Executive Officer
                                    and Chairman of the Board
                                    (principal executive officer)

Dated: May 10, 2000             By: /s/ Christopher A. Bengert
                                    --------------------------
                                    Christopher A. Bengert
                                    Treasurer
                                    (principal financial and accounting officer)