Form 10-K405
period 2000-06-30
FIRST BANCORP OF INDIANA INC
filed 2000-09-27
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended June 30, 2000


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $22.1 million, based upon the closing price of $11.25 as quoted on the Nasdaq National Market for September 14, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of September 14, 2000 was 2,139,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

                                      INDEX

                                     Part I

                                                                           Page

Item 1.     Business.........................................................3
Item 2.     Properties......................................................26
Item 3.     Legal Proceedings...............................................26
Item 4.     Submission of Matters to a Vote of Securities
             Holders........................................................26

                                     Part II

Item 5.     Market for Registrant's Common Equity and
             Related Stockholder Matters....................................27
Item 6.     Selected Financial Data.........................................28
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................30
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.......39
Item 8.     Financial Statements and Supplementary Data.....................39
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...........................39

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant..............40
Item 11.    Executive Compensation..........................................40
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management.....................................................40
Item 13.    Certain Relationships and Related Transactions..................40

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K. ..................................................40

                                     PART I

Item 1.     BUSINESS

General

     First Bancorp of Indiana, Inc. ("First Bancorp"), headquartered in Evansville, Indiana, was formed in November 1998 as the holding company for First Federal Savings Bank ("First Federal") in connection with the conversion of First Federal from the mutual to the stock form of ownership ("Conversion"). The Conversion was completed on April 7, 1999 through the sale of 2,272,400 shares of common stock by First Bancorp at a price of $10.00 per share. First Bancorp's sole business activity is the ownership of all of First Federal's capital stock. First Bancorp does not transact any material business other than through its subsidiary, First Federal. First Bancorp is subject to the regulation of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). First Bancorp is listed on the Nasdaq National Market under the symbol FBEI.

     First Federal operates as a community-oriented financial institution. First Federal is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). First Federal's deposits have been federally insured by the FDIC since 1934 and are currently insured by the FDIC under the Savings Association Insurance Fund. First Federal has been a member of the Federal Home Loan Bank System since 1934.

Market Area and Competition

     First Federal conducts its operations through four offices located in Evansville, Indiana. Most of First Federal's depositors live in the areas surrounding its branches and most of First Federal's loans are made to persons in Evansville and the surrounding counties. First Federal will open a new office location in Newburgh, Indiana in October. Also, in July 2000, First Federal entered into an agreement to acquire two existing offices in Evansville, Indiana from Old National Bank. First Federal will acquire approximately $42 million in deposits and $22 million in loans as part of the transaction.

     Evansville, which is in the southwest corner of Indiana, had a population of approximately 165,000 persons as of 1999. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area's largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area's economy is positive.

     First Federal faces intense competition for deposits and loan originations from the many financial institutions conducting business within its market area. Four commercial banks, one other savings bank and 11 credit unions have retail banking offices in Vanderburgh County. Most of these financial institutions are larger than First Federal. First Federal has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. First Federal's competition for loans comes principally from other thrift institutions, commercial banks, credit unions, mortgage banking companies and mortgage brokers.

Lending Activities

     Loan Portfolio Composition. At June 30, 2000, net loans receivable totaled $66.4 million, which was 52.1% of total assets. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property and consumer loans for the purchase of automobiles. To a significantly lesser extent, First Federal also originates construction loans and mortgage loans secured by commercial and multi-family real estate. Most of First Federal's borrowers and the properties securing its loans are located in Evansville, Indiana and the surrounding counties. First Federal has formed a commercial loan department, which will begin operations by December 2000.

     The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                                            At June 30,
                                                 ------------------------------------------------------------------
                                                         2000                  1999                   1998
                                                 --------------------  ---------------------  ---------------------
                                                            Percent                Percent                Percent
                                                  Amount    of Total    Amount    of Total     Amount    of Total
                                                 --------  ----------  --------- -----------  --------  -----------
                                                                       (Dollars in thousands)

Mortgage loans:
   One- to four-family.........................   $45,016     66.42%     $39,718     68.80%    $33,493      90.95%
   Construction................................       559      0.83        1,403      2.43       1,551       4.21
   Commercial and multi-family.................        37      0.05           73      0.13         117       0.32
                                                 --------   -------    ---------   -------    --------   --------
      Total mortgage loans.....................    45,612     67.30       41,194     71.36      35,161      95.48
Credit line equity loans.......................     1,284      1.89        1,020      1.77         937       2.55
Savings account loans..........................       200      0.30          127      0.22         226       0.61
Consumer loans.................................    20,680     30.51       15,389     26.65         501       1.36
                                                 --------   -------    ---------   -------    --------   --------
      Total loans..............................    67,776    100.00%      57,730    100.00%     36,825     100.00%
                                                 --------   =======    ---------   =======    --------   ========
Less:
   Undisbursed loan funds......................       879                    981                   700
   Net deferred loan fees......................       124                    166                   220
   Allowance for loan losses...................       396                    274                   250
                                                 --------              ---------              --------

Net loans......................................   $66,377                $56,309               $35,655
                                                 ========              =========              ========

     The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

                                                                  Amount Due
                                        --------------------------------------------------------------
                                                        After 1      After        After
                                                         Year       3 Years      5 Years
                                          Within        Through     Through      Through      Beyond
                                          1 Year        3 Years     5 Years      10 Years    10 Years      Total
                                        -----------   -----------  ----------   ----------  ----------   ----------
                                                                      (In thousands)

Mortgage loans:
   One- to four-family..............         $2,759      $  3,950    $  4,287     $  9,780     $24,240      $45,016
   Construction......................           136           193          25           83         122          559
   Commercial and multi-family.......             7            15          15           --          --           37
Credit line equity loans.............           147           332         410          395          --        1,284
Savings account loans................           200            --          --           --          --          200
Consumer loans.......................         4,466         9,771       6,284          159          --       20,680
                                        -----------   -----------  ----------   ----------  ----------   ----------
      Total..........................        $7,715       $14,261     $11,021      $10,417     $24,362      $67,776
                                        ===========   ===========  ==========   ==========  ==========   ==========

     The following table sets forth, as of June 30, 2000, the dollar amount of all loans due or repricing after June 30, 2001, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

                                                            Floating or
                                                             Adjustable
                                          Fixed-Rate           Rate
                                          ----------        -----------
                                                (In thousands)

Mortgage loans:
   One- to four-family...............       $35,962           $6,295
   Construction......................           423               --
   Commercial and multi-family.......            --               30
Credit line equity loans.............            --            1,137
Savings account loans................            --               --
Consumer loans.......................        16,214               --
                                           --------           ------
         Total.......................       $52,599           $7,462
                                           ========           ======

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

     Residential Real Estate Loans. A significant lending activity of First Federal is the origination of mortgage loans to enable borrowers to purchase existing homes or to refinance existing mortgage loans. At June 30, 2000, 17.0% of First Federal's residential real estate loans were subject to periodic interest rate adjustments and 83.0% were fixed-rate loans.

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

     Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders are usually made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit, however the maximum amount that First Federal will loan to any one builder is $750,000. At June 30, 2000, First Federal had one outstanding construction loan to a builder totaling $299,000. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2000, First Federal did not have any land loans outstanding.

     Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, First Federal may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

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

     Commercial and Multi-Family Real Estate Loans. First Federal engages in a limited amount of commercial and multi-family real estate lending. At June 30, 2000, commercial and multi-family real estate loans in First Federal's portfolio totaled $37,000 and consisted of one loan. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is 15 years and the maximum loan amount is $1,000,000.

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

     Consumer and Other Loans. First Federal originates unsecured consumer loans and consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 72 months and the rate on such loans is fixed for the term of the loan.

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

     First Federal originates automobile loans through approximately 75 to 100 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although substantially all of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc. Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

     During the year ended June 30, 2000, First Federal originated and retained for its own portfolio $13.0 million in automobile loans. At June 30, 2000, indirect automobile loans constituted 29.3% of total loans. First Federal has a contractual relationship with another financial institution under which it sells indirect automobile loans on a flow basis for an origination fee of approximately 1.50% of the loan amount. This contract defines the criteria to be satisfied for loans to be eligible for sale to the purchasing institution. First Federal sells all loans with servicing released and without recourse to First Federal. Interest rates are determined by reference to the rate sheet in effect on the date the loan was closed and approved by the financial institution purchasing the loan. Under the terms of its arrangement, First Federal has no minimum or maximum delivery requirements. This eliminates the risk that First Federal will not be able to sell the loans and that an increase in market interest rates will reduce the value of the loans before they can be sold.

     In fiscal year 2001, First Federal intends to sell 60% to 80% of its indirect automobile loan production and to retain the remainder for its own portfolio, with the goal of increasing its consumer loan portfolio to $30 million. The loans sold will be primarily the ones with the highest credit quality. The loans retained for First Federal's portfolio will generally have a lower credit quality, but with a correspondingly higher interest rate. First Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

     First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2000, First Federal had $1.3 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $3.1 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

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

     Loans in the amount of up to $252,700 must be approved by two members of First Federal's Executive Committee. The Executive Committee consists of First Federal's President, Executive Vice President, Senior Vice President - Mortgage Lending and members of the Board of Directors. Loans of more than $252,700 must be approved by a majority of First Federal's Executive Committee.

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

     At June 30, 2000, First Federal was servicing loans for others (Fannie Mae) amounting to approximately $9.6 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

     In addition, in January 1999, First Federal significantly expanded its consumer lending operations. For the fiscal years ended June 30, 2000 and 1999, First Federal originated $43.7 million and $18 million, respectively, in consumer loans as compared to $398,000 for the fiscal year ended June 30, 1998. First Federal now originates automobile loans through approximately 75 to 100 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. First Federal also originates home equity loans in the form of lines of credit and fixed-rate term loans. For the fiscal year ended June 30, 2000, First Federal originated $900,000 in home equity loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                           Years Ended June 30,
                                                ------------------------------------------
                                                   2000            1999           1998
                                                -----------     ----------     -----------
                                                              (In thousands)
Loans originated:
Mortgage loans:
   One- to four-family........................      $ 9,600        $16,283         $11,557
   Construction...............................        1,761          2,870           1,767
   Commercial and multi-family................           --             --              --
Credit line equity loans......................        1,399          1,015             848
Savings account loans.........................          174             60             249
Consumer loans................................       43,670         18,010             398
                                                -----------      ---------      ----------
      Total loans originated..................       56,604         38,238          14,819

Loans purchased...............................           --             --              --

Loans sold....................................       31,215          5,822           1,844

Loan principal repayments.....................       14,572         10,245           8,379
Increase (decrease) in other items, net.......         (749)        (1,517)         (1,105)
                                                -----------      ---------      ----------

Net increase (decrease) in loans                    $10,068        $20,654         $ 3,491
   receivable.................................  ===========      =========      ==========

     Loan Commitments. First Federal issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. First Federal had outstanding loan commitments of approximately $380,000 at June 30, 2000, $230,000 and $150,000 of which were at fixed and adjustable rates, respectively. At June 30, 2000, First Federal also had commitments to fund $3.1 million of credit line equity loans. See Note 11 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. First Federal, in most instances, receives mortgage loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by First Federal generally is 1%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. First Federal had $284,000 of net deferred mortgage loan fees at June 30, 2000.

     In connection with its indirect automobile lending program, First Federal pays the automobile dealers a flat fee for the origination of the loans. These loan origination costs have been deferred and amortized over the contractual life of the loan. At June 30, 2000, First Federal had $160,000 of deferred loan charges related to its indirect automobile lending program.

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

                                                                    At June 30,
                                                       -------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      ---------
                                                              (Dollars in thousands)

Loans accounted for on a nonaccrual basis............  $   85          $  6           $ --
Accruing loans past due 90 days or more..............      --            --             --
                                                       ------          ----           ----
Nonperforming loans..................................      85             6             --
Real estate owned (net)..............................      --            --             --
Other repossessed assets.............................      27            --             --
                                                       ------          ----           ----
      Total nonperforming assets.....................    $112          $  6           $ --
                                                       ======          ====           ====

Restructured loans...................................      --            --             --

Total loans delinquent 90 days or more to net
   loans.............................................    0.13%         0.01%           N/A
Total loans delinquent 90 days or more to total
   assets............................................    0.07%         0.00%           N/A
Total nonperforming assets to total assets...........    0.09%         0.00%           N/A

     Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2000, First Federal had no real estate owned.

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

     First Federal reviews and classifies its assets on a monthly basis. At June 30, 2000 First Federal had no loans classified as loss, doubtful or substandard. At such date First Federal had loans aggregating $155,000 classified as special mention. First Federal had no impaired loans at June 30, 2000 or 1999.

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

     At June 30, 2000, First Federal had an allowance for loan losses of $396,000, which represented 0.59% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                 Years Ended June 30,
                                                       ---------------------------------------
                                                           2000           1999          1998
                                                       -------------   -----------   ---------
                                                                (Dollars in thousands)

Allowance at beginning of period.....................      $274           $250          $250
Provision for loan losses............................       184             24            --
Recoveries...........................................        19             --            --
Charge-offs..........................................       (81)            --            --
                                                         ------          -----         -----
Net charge-offs......................................        62             --            --
                                                         ------          -----         -----
   Allowance at end of period........................      $396           $274          $250
                                                         ======          =====         =====

Ratio of allowance to total loans
   outstanding at the end of the period..............      0.59%          0.48%         0.70%

Ratio of net charge-offs to average loans
   outstanding during the period.....................      0.10%           N/A          N/A

Allowance for loan losses to nonperforming loans.....    465.88%      4,566.67%         N/A

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                     At June 30,
                                           ---------------------------------------------------------------
                                                   2000                 1999                  1998
                                           -------------------- --------------------- --------------------
                                                        % of                 % of                  % of
                                                      Loans in             Loans in              Loans in
                                                        Each                 Each                  Each
                                                      Category             Category              Category
                                                      to Total             to Total              to Total
                                            Amount     Loans     Amount      Loans     Amount     Loans
                                           --------  ---------- --------- ----------- --------- ----------
                                                               (Dollars in thousands)

Mortgage loans...........................     $225       67.30%     $225       71.36%     $225      95.48%
Consumer and other loans.................      171       32.70        49       28.64        25       4.52
Unallocated..............................       --         N/A        --         N/A        --        N/A
                                           --------  ---------- --------- ----------- --------- ----------

   Total allowance for loan losses.......     $396      100.00%     $274      100.00%     $250     100.00%
                                           ========  ========== ========= =========== ========= ==========

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

     First Federal purchases investments to provide necessary liquidity for day-to-day operations and to manage First Federal's interest rate risk and overall credit risk profile. In recent years First Federal has purchased mortgage- backed and related securities when investable funds exceed loan demand.

     First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 26.0% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 2000, 48.7% of First Federal's mortgage-backed securities were adjustable rate and 51.3% were fixed rate.

     Of First Federal's $31.9 million mortgage-backed securities portfolio at June 30, 2000, $6.8 million had contractual maturities within ten years and $25.1 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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

     The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.

                                                                    At June 30,
                                                       --------------------------------------
                                                         2000           1999          1998
                                                       ---------      --------      ---------
                                                                   (In thousands)

Available for sale:
U.S. Government agency obligations...............        $1,001      $     --       $     --
Corporate obligations............................         1,245            --             --
Mortgage-backed securities.......................         6,295         2,973          4,376
                                                       ---------      --------      ---------
   Total available for sale......................         8,541         2,973          4,376

Held to maturity:
U.S. Government agency obligations...............         8,000         4,000         10,232
Collateralized auto obligations..................            --           557          1,009
Corporate obligations............................         2,113         5,499          2,956
Mortgage-backed securities.......................        25,596        27,964         31,169
Commercial paper.................................         2,783         1,983          3,998
                                                       ---------      --------      ---------
   Total held to maturity........................        38,492        40,003         49,364
                                                       ---------      --------      ---------
      Total......................................       $47,033       $42,976        $53,740
                                                       =========      ========      =========

     At June 30, 2000, First Federal held no securities by an issuer where the aggregate book value of the securities exceeded 10% of the equity capital of First Federal at June 30, 2000, except for securities issued by the U.S. Government or U.S. Government agencies and corporations.

     The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 2000. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                        Less Than             One to             Five to               Over
                                         One Year           Five Years          Ten Years           Ten Years
                                    ------------------  ------------------  ------------------  ------------------
                                     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                    --------  --------  --------  --------  --------  --------  --------  --------
                                                                (Dollars in thousands)

Available for sale:
U.S. Government agency
   obligations................      $     --      --%    $ 1,001    7.29%    $    --      --%   $    --       --%
Corporate obligations.........            --      --         --       --       1,245    7.84         --       --
Mortgage-backed securities....            --      --         --       --         626    7.62      5,669     7.93
                                    ---------           ---------            --------           -------
   Total available for sale...            --      --       1,001    7.29       1,871    7.77      5,669     7.93

Held to maturity:
U.S. Government agency
   obligations................            --      --       2,000    6.52       3,000    7.69      3,000     7.04
Corporate obligations.........         2,113    6.52         --       --         --       --         --       --
Mortgage-backed securities....            12    8.00       1,066    7.21       5,062    6.78     19,456     6.78
Commercial paper..............         2,783    6.52         --       --         --       --         --       --
                                    --------            ---------           ---------           -------
   Total held to maturity.....         4,908    6.52       3,066    6.76       8,062    6.89     22,456     6.81
                                    --------            ---------           ---------           -------
         Total................        $4,908    6.52%     $4,067    6.89%     $9,933    7.05%   $28,125     7.04%
                                    ========            =========           =========           =======

     The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                      At June 30, 2000
                                                ----------------------------
                                                                Floating or
                                                  Fixed         Adjustable
                                                  Rates            Rates
                                                ----------     -------------
                                                      (In thousands)
Available for sale:
   U.S. Government agency obligations......      $ 1,001          $     --
   Corporate obligations...................           --             1,245
   Mortgage-backed securities..............        5,530               765
                                                 -------          --------
      Total available for sale.............        6,531             2,010
Held to maturity:
   U.S. Government agency obligations......        8,000                --
   Corporate obligations...................        2,113                --
   Mortgage-backed securities..............       10,846            14,750
   Commercial paper........................        2,783                --
                                                 -------          --------
      Total held to maturity...............       23,742            14,750
                                                 -------          --------
            Total investment securities....      $30,273          $ 16,760
                                                 =======          ========


Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from Federal Home Loan Bank-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2000.

     Deposit Accounts. Substantially all of First Federal's depositors are residents of the State of Indiana. Deposits are attracted from within First Federal's market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, First Federal considers current market interest rates, profitability to First Federal, matching deposit and loan products and its customer preferences and concerns. First Federal generally reviews its deposit mix and pricing weekly. In recent years First Federal has offered amongst the highest deposit rates in its market area in order to compete with larger financial institutions that provide a wider range of products and services. First Federal has expanded its checking account program as a means of attracting lower cost funding.

     The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2000. Jumbo certificates of deposit represent minimum deposits of $100,000.

 Maturity Period                                       Amount
------------------                                -----------------
                                                    (In thousands)

Three months or less....................               $1,651
Over three through six months...........                1,618
Over six through twelve months..........                  787
Over twelve months......................                4,053
                                                      -------
      Total.............................               $8,109
                                                       ======

     The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.

                                             At June 30,
                                -------------------------------------
                                  2000          1999          1998
                                ---------     ---------     ---------
                                           (In thousands)

3.00 - 3.99%.................     $   220       $   563       $    --
4.00 - 4.99%.................      12,101        20,583         7,771
5.00 - 5.99%.................      35,581        23,846        35,999
6.00 - 6.99%.................      16,278        18,432        22,803
7.00 - 7.99%.................         588         1,302         1,299
8.00 - 8.99%.................           9            60           144
9.00 - 9.99%.................          --            --           183
                                -----------   -----------   ----------
      Total..................     $64,777       $64,786       $68,199
                                ===========   ===========   ==========

     The following table sets forth the amount and maturities of time deposits at June 30, 2000.

                                                            Amount Due
                               ---------------------------------------------------------------
                                 Less Than        1 - 2       2 - 3       3 - 4        After
                                  1 Year          Years       Years       Years       4 Years
                               -----------      ---------    --------    --------    ---------
                                                          (In thousands)

3.00 - 3.99%...............    $      220       $      --     $    --    $    --      $  --
4.00 - 4.99%...............         7,477           3,406         328        481        409
5.00 - 5.99%...............        24,594           9,622         694        418        253
6.00 - 6.99%...............         1,228          10,744       4,057         86        163
7.00 - 7.99%...............            28             472          25         --         63
8.00 - 8.99%...............             9              --          --         --         --
                               ----------       ---------     -------    --------    ---------
      Total................    $   33,556       $  24,244     $ 5,104    $   985      $ 888
                               ==========       =========     =======    ========    =========

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                         At June 30,
                               ------------------------------------------------------------------------------------
                                            2000                             1999                       1998
                               -------------------------------  ------------------------------   ------------------
                                           Percent                         Percent                         Percent
                                             of      Increase/               of      Increase/               of
                                Amount      Total    Decrease    Amount     Total    Decrease    Amount     Total
                               ---------  ---------  ---------  ---------  --------  --------    -------  ---------
                                                              (Dollars in thousands)

Demand deposits............     $12,196     14.18%    $  (139)   $12,335    14.22%    $1,711     $10,624    11.91%
Savings deposits...........       9,001     10.47        (600)     9,601    11.07       (805)     10,406    11.66
Certificates which mature:
   Within 1 year...........      33,556     39.03      (8,234)    41,790    48.19      6,088      35,702    40.01
   After 1 year, but within
      2 years..............      24,244     28.20       6,543     17,701    20.41     (7,668)     25,369    28.43
   After 2 years, but within
     5 years...............       6,696      7.79       1,844      4,852     5.60     (1,723)      6,575     7.37
   Certificates maturing
      thereafter...........         281      0.33        (162)       443     0.51       (110)        553     0.62
                               --------   -------     -------    -------   -------   --------    -------   ------
         Total.............     $85,974    100.00%    $  (748)   $86,722   100.00%   $(2,507)    $89,229   100.00%
                               ========   =======     =======    =======   =======   ========    =======   ======

     The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                       Years Ended June 30,
                                              ---------------------------------------
                                                 2000          1999           1998
                                              ----------     ---------     ----------
                                                          (In thousands)

Beginning balance........................       $86,722       $89,229        $88,560
Net increase (decrease) before
   interest credited.....................        (3,439)       (5,499)        (2,582)
Interest credited........................         2,691         2,992          3,251
                                              ----------      --------      ---------
Net increase (decrease) in deposits......          (748)       (2,507)           669
                                              ----------      --------      ---------
Ending balance...........................       $85,974       $86,722        $89,229
                                              ==========      ========      =========

     Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the Federal Home Loan Bank-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2000, First Federal had a borrowing capacity of $41.8 million based on available collateral.

     The following table sets forth certain information regarding First Federal's use of Federal Home Loan Bank advances during the periods indicated.

                                                Years Ended June 30,
                                       ---------------------------------------
                                          2000          1999          1998
                                       ----------    ----------    -----------
                                               (Dollars in thousands)


Maximum balance at any month end.....   $5,000        $3,645         $7,050
Average balance......................    2,404         2,656          5,991
Period end balance...................    5,000            --          3,645
Weighted average interest rate:
   At end of period..................     6.47%          N/A           5.77%
   During the period.................     6.53          5.57%          5.93


Personnel

     As of June 30, 2000, First Federal had 49 full-time employees and no part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

     First Bancorp's sole subsidiary is First Federal. First Federal has one subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2000, First Federal's equity investment in its subsidiary was $172,000, or 0.13% of total assets. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generates low-income housing credits of approximately $73,000 per year.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain of the regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Bancorp.

Holding Company Regulation

     First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as First Bancorp, so long as First Federal continues to comply with the QTL Test. Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of First Bancorp and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At June 30, 2000, First Federal met each of its capital requirements.

     The following table presents First Federal's capital position at June 30, 2000.

                                                                                         Capital
                                                                            ---------------------------------
                         Actual           Required           Excess             Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)

Tangible............      $25,265          $1,901            $23,364            19.94%              1.50%
Core (Leverage).....       25,265           5,069             20,196            19.94               4.00
Risk-based..........       25,661           5,349             20,312            38.38               8.00

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. First Federal is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, SAIF and BIF members began equal sharing of FICO payments on January 1, 2000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2000, First Federal's limit on loans to one borrower was $3.8 million, and First Federal's largest aggregate outstanding balance of loans to one borrower was $0.3 million.

     QTL Test. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2000, First Federal maintained 86.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. First Federal is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. First Federal's liquidity ratio for June 30, 2000 was 10.2%, which exceeded the applicable requirements. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in First Federal's latest quarterly thrift financial report. The assessments paid by First Federal for the fiscal year ended June 30, 2000 totaled $35,000.

     Transactions with Related Parties. First Federal's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including First Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

     First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2000 of $727,000.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, First Federal's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. First Federal complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. First Bancorp and First Federal report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2000 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of First Bancorp.

Name                                 Age (1)     Position
-------                             ---------    ------------------

Harold Duncan.......................   59        President, Chief Executive
                                                  Officer and Chairman of
                                                  the Board
Michael H. Head.....................   42        Vice President
Christopher A. Bengert..............   43        Treasurer
-------------
(1)  As of June 30, 2000

     The following table sets forth certain information regarding the executive officers of First Federal.

 Name                                Age (1)     Position
-------                             ---------    ------------------

Harold Duncan...................       59        President and Chief Executive
                                                  Officer
Michael H. Head.................       42        Executive Vice President and
                                                  Chief Operating Officer
Monica L. Stinchfield...........       44        Senior Vice President
Christopher A. Bengert..........       43        Senior Vice President and
                                                  Treasurer
Kirby W. King...................       46        Senior Vice President
Richard S. Witte................       47        Vice President
Dale Holt.......................       46        Vice President
-------------
(1)  As of June 30, 2000

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

                                         Original      Net Book Value of
                                           Year           Property at        Approximate
Location                                 Acquired       June 30, 2000(1)    Square Footage
------------------------------------  --------------  ------------------- ------------------
                                                       (In thousands)
Main Office:
2200 West Franklin Street
Evansville, Indiana.................       1904            $330               17,507

Branch Offices:
2028 Division Street
Evansville, Indiana.................       1956            196                 5,276
1001 N. Green River Road
Evansville, Indiana.................       1981            534                 2,603
4451 N. First Avenue
Evansville, Indiana.................       1997            564                 7,300

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     First Bancorp's common stock has been listed on the Nasdaq National Market since April 7, 1999. According to the records of its transfer agent, First Bancorp had approximately 483 stockholders of record as of September 14, 2000. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each the fiscal quarter's since First Bancorp's initial public offering.

                                  High           Low          Dividends
                               -----------   -----------     -----------
Fiscal 1999:
    Fourth Quarter......         $10.50       $9.0625            --
Fiscal 2000:
    First Quarter.......         10.625         9.375            --
    Second Quarter......         9.9375         9.125            --
    Third Quarter.......          10.00         8.375          $0.07
    Fourth Quarter......          11.50          9.00            --

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

                                                                    At June 30,
                                               -----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   ---------  ---------
                                                                  (In thousands)

Selected Balance Sheet Data:
   Total assets.............................   $127,482   $124,800   $108,964    $110,747   $110,905
   Other investment securities..............     15,142     12,039     18,195      18,940     17,246
   Mortgage-backed securities...............     31,891     30,937     35,545      41,394     41,607
   Loans receivable, net....................     66,377     56,309     35,655      32,164     32,441
   Deposit accounts.........................     85,974     86,722     89,229      88,560     88,844
   Borrowings...............................      5,000         --      3,645       7,050      7,500
   Stockholders' equity.....................     34,912     36,528     14,949      14,053     13,575

                                                               Years Ended June 30,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------    -------   --------    -------    -------
                                                                  (In thousands)
Selected Operating Data:
   Interest income..........................     $8,548     $7,467     $7,715     $7,474     $7,295
   Interest expense.........................      4,179      4,529      4,977      4,763      4,645
                                                -------    -------   --------    -------    -------
   Net interest income......................      4,369      2,938      2,738      2,711      2,650
   Provision for loan losses................        184         24         --         --        100
                                                -------    -------   --------    -------    -------
   Net interest income after provision for
      loan losses...........................      4,185      2,914      2,738      2,711      2,550
   Other income.............................        868        323        601(1)     179        169
   Other expense............................      3,389      2,454      2,044      2,391(2)   1,900
                                                -------    -------   --------    -------    -------
   Income before income taxes...............      1,664        783      1,295        499        819
   Income taxes.............................        518        210        415        112        199
                                                -------    -------   --------    -------    -------
         Net income.........................     $1,146    $   573    $   880    $   387    $   620
                                                =======    =======   ========    =======    =======

------------------
(1) Includes gains of $400,000 on the sale of a branch office and related deposits.
(2) Includes one-time assessment of $561,000 to recapitalize the Savings Association Insurance Fund.

                                                 At or For the Years Ended June 30,
                                       -------------------------------------------------------
                                          2000       1999       1998        1997       1996
                                       ---------- ---------- ----------  ---------- ----------

Selected Financial Ratios:
  Performance Ratios:
   Return on average assets (1).....      0.92%      0.49%      0.77%       0.35%      0.57%
   Return on average equity (2).....      3.22       2.86       6.04        2.83       4.66
   Average equity as a percent of
      average total assets..........     28.49      17.27      12.79       12.35      12.33
   Interest rate spread (3).........      2.50       2.04       2.03        2.08       2.09
   Net interest margin (4)..........      3.72       2.69       2.53        2.56       2.57
   Average interest-earning assets
      to average interest-bearing
      liabilities...................    134.24     115.81     110.75      110.71     110.68
   Other expenses as a percent of
      average total assets..........      2.72       2.11       1.79        2.16       1.76
   Dividend payout ratio............      0.13        N/A        N/A         N/A        N/A
Capital Ratios:
   Tangible.........................     19.94      20.47      13.60       12.62      12.28
   Core.............................     19.94      20.47      13.60       12.62      12.28
   Risk-based.......................     38.38      40.95      34.75       37.35      36.95
Asset Quality Ratios:
   Nonperforming loans as a percent
      of total loans (5)............      0.l3       0.01       0.00        0.08       0.00
   Nonperforming assets as a percent
      of total assets (6)...........      0.09       0.00       0.00        0.02       0.00
    Allowance for loan losses as a
      percent of total loans .......      0.59       0.48       0.70        0.77       0.76
    Allowance for loan losses as a
      percent of nonperforming loans    465.88    4566.67        N/A      925.93        N/A
   Net charge-offs as a percent of
      average outstanding loans.....      0.10        N/A        N/A         N/A        N/A

---------------
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)  Net interest income as a percentage of average interest-earning assets.
(5) Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
6) Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans, other repossessed assets, and restructured loans.

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

Operating Strategy

     First Bancorp's principal business currently consists of the operations of First Federal. The principal business activity of First Federal consists of attracting deposits from the general public and originating mortgage and consumer loans. First Federal also maintains a substantial investment portfolio of mortgage-backed and other securities. Earnings depend primarily upon net interest income, which is the difference between the interest income First Federal receives on its loan and investment portfolios and the interest it pays on deposits and borrowings. First Federal's profitability is also affected by the level of other income and expenses. Other income includes service charges, fees and gains on sales of loans. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, and data processing. First Federal's profitability is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

     First Federal's strategy is to operate as an independent, retail financial institution dedicated to financing home ownership and other consumer needs in Evansville, Indiana. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on increasing its mortgage loan, consumer loan and loan servicing portfolios. It also includes continued maintenance of a substantial investment portfolio of U.S. government and agency securities and investment grade mortgage-backed securities and deposit growth to support the growth in loans and investments. First Federal intends to expand its mortgage loan and loan servicing portfolios through increased origination efforts and not by lowering its underwriting standards. First Federal also expects to continue to expand its consumer lending activities through its indirect automobile lending program. First Federal has formed a commercial loan department which will begin operations by December 2000.

Comparison of Financial Condition at June 30, 2000 and June 30, 1999

     Total consolidated assets increased $2.7 million, or 2.2%, from $124.8 million at June 30, 1999 to $127.5 million at June 30, 2000. This growth in assets occurred primarily in investment securities and loans offset by a decline in interest-bearing demand deposits. The growth in total assets was primarily funded with borrowings from the Federal Home Loan Bank of Indianapolis (FHLB) offset by a decline in total deposits and the repurchase of stock.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank, decreased by $10.3 million, or 61.7%, from $16.7 million at June 30, 1999 to $6.4 million at June 30, 2000. This decline was the result of management investing excess cash proceeds from the stock offering into higher yielding investment securities and loan portfolios, as well as using a portion of its most liquid assets to fund the repurchase of First Bancorp stock and the slight decline in customer deposits.

     Investment securities increased $4.0 million, or 9.3%, from $43.0 million at June 30, 1999 to $47.0 million at June 30, 2000. This increase was primarily the result of management's effort to increase interest income by investing proceeds from the stock offering into higher yielding investment securities.

     Net loans grew $10.1 million, or 17.9%, from $56.3 million at June 30, 1999 to $66.4 million at June 30, 2000. This increase is attributable to a $5.3 million increase in one- to four-family mortgage loans and a $5.3 million increase in consumer loans. First Federal has always been a strong mortgage lender and continues to expand its consumer lending operation. During the period, First Federal originated $42.6 million of indirect automobile loans of which it retained $12.0 million for its own portfolio. It is management's intent to sell 60% to 80% of its indirect automobile loan production and retain the remainder in First Federal's own portfolio.

     The allowance for loan losses increased from $274,000 at June 30, 1999 to $396,000 at June 30, 2000. The ratios of the allowance for loan losses to total loans were 0.59% at June 30, 2000 and 0.48% at June 30, 1999. During the same period, non-performing assets increased from $6,000 to $112,000. The ratios of the allowance for loan losses to total nonperforming loans were 465.88% and 4,566.67% at June 30, 2000 and June 30, 1999, respectively.

     Total deposits declined $0.7 million, or 0.8%, from $86.7 million at June 30, 1999 to $86.0 million at June 30, 2000. This slight decline was primarily the result of unusually competitive pricing for deposits. As an alternative to gathering deposits, management chose to use the wholesale markets as a more efficient method to fund growth. As a result, borrowings increased from zero at June 30, 1999 to $5.0 million at June 30, 2000 as First Federal took advantage of its borrowing capacity at the FHLB as an alternative to gathering deposits.

     Total stockholders' equity decreased $1.6 million from $36.5 million at June 30, 1999 to $34.9 million at June 30, 2000. This decline was attributable to the purchase of additional shares of stock for the employee stock ownership plan (ESOP) totaling $980,000, less a $172,000 allocation of ESOP shares, and the purchase of First Bancorp stock totaling $1.9 million, $855,000 of which was awarded in the form of restricted stock under the Stock-Based Incentive Plan. First Bancorp's first dividend also reduced total shareholders' equity by $147,000. Increasing stockholders' equity was net income of $1.1 million.

Comparison of Operating Results for the Years Ended June 30, 2000 and 1999

     General. Net income for the year ended June 30, 2000 increased $573,000, or 100%, from $573,000 for the year ended June 30, 1999 to $1.1 million for the year ended June 30, 2000. This was primarily attributable to an increase in the net interest income as the net interest rate spread increased from 2.04% to 2.50% for the year ended June 30, 2000 as compared to same period during 1999. The return on average assets was 0.92% for fiscal 2000 compared to 0.49% for fiscal 1999 and the return on average equity was 3.22% for fiscal 2000 compared to 2.86% for 1999.

     Net Interest Income. Net interest income for the year ended June 30, 2000 increased $1.5 million, or 51.7%, from $2.9 million during the year ended June 30, 1999 to $4.4 million for the year ended June 30, 2000.

     The increase in net interest income was attributable in part to a $1.0 million increase in total interest income from $7.5 million for the year ended June 30, 1999 to $8.5 million for the same period during 2000 and was primarily the result of a $1.5 million increase in interest income from loans. Average loans outstanding increased to $61.4 million with an average yield of 8.11% for the year ended June 30, 2000 from $42.4 million with an average yield of 8.09% for the same period in the prior year. This increase in interest income was partially offset by a $76,000 decline in interest income from investments and a $383,000 decline in interest income from deposits with other financial institutions as funds invested in these assets were reallocated to the loan portfolio.

     The increase in net interest income was also attributable to a $351,000 decline in interest expense from $4.5 million during the year ended June 30, 1999 to $4.2 million for the year June 30, 2000. This was primarily the result of average deposits declining from $90.1 million for the year ended June 30, 1999 to $84.5 million for the year ended June 30, 2000, and the average cost of those deposits declining from 4.78% to 4.68% for the same respective periods.

     Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2000 was $184,000 compared to $24,000 for the year ended June 30, 1999. The provision reflects management's analysis of the loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the period reflects overall growth in the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the year ended June 30, 2000 were $62,000 compared to zero for the same period last year.

     Noninterest Income. Noninterest income totaled $868,000 in fiscal 2000 compared to $324,000 in fiscal 1999, an increase of $544,000 or 167.9%. The increase was attributable in part to a $446,000 increase in fee income generated through the sale of loans which increased from $61,000 for the year ended June 30, 1999 to $507,000 for the same period ended June 30, 2000.

     The increase in noninterest income was also attributable to a $100,000 increase in other noninterest income which increased from $165,000 for the year ended June 30, 1999 to $265,000 for the same period ended June 30, 2000. This increase was primarily the result of an $89,000 gain from the payout of a life insurance policy.

     Noninterest Expense. Total noninterest expense increased from $2.5 million in fiscal 1999 to $3.4 million in fiscal 2000, an increase of $935,000 or 37.4%. Salaries and employee benefits totaled $1.9 million during fiscal 2000, $516,000 higher than the $1.4 million recorded during fiscal 1999. Approximately $230,000 of the increase in salaries and employee benefits expense is attributable to the indirect lending department. Fiscal 1999 reflects only six months of activity, as this department was established in January 1999, while fiscal 2000 reflects a full twelve months of operation. Compensation expense is also approximately $126,000 higher during fiscal 2000 as a result of First Federal's ESOP. This is attributable to fiscal 1999 reflecting only three months of benefits, as the ESOP was adopted in conjunction with First Bancorp's initial public offering in April 1999, while fiscal 2000 reflects a full twelve months of benefits. Compensation expense is also approximately $28,000 higher for fiscal 2000 as result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholder's at the annual meeting in November 1999. Incentive compensation and bonuses added $47,000 to compensation expense for the year ended June 30, 2000 as compared to the same period in 1999. Retirement and medical expenses are also higher approximately $17,000 and $8,000, respectively for the year ended June 30, 2000 as compared to the same period in 1999. The balance of the increase in salaries and employee benefits is mainly due to normal salary increases for employees other than those noted above.

     Equipment expense increased $64,000, or 45.1%, from $142,000 for the year ended June 30, 1999 to $206,000 for the same period ended June 30, 2000. Depreciation and equipment expense increased $37,000 and $27,000 respectively, during fiscal 2000, as compared to the same period in 1999. During fiscal 2000 First Federal purchased new ATM machines for three offices and continued to invest in and upgrade equipment to enhance data communications within and between offices. Additional investments in electronic equipment were also made in preparation for a change in data processors, allowing First Federal to provide better service to its customers, including Internet and telephone banking services. First Federal also continued its investment in equipment and software to automate the loan approval and underwriting process, reducing the time from application to closing.

     Other noninterest expense increased from $560,000 during fiscal 1999 to $935,000 during fiscal 2000, an increase of $375,000 or 67.0%. Approximately $89,000 of the increase was due to legal and other fees incurred in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The increased expense is also attributable to professional fees and other expenses associated with being a public company, which increased $143,000, a $83,000 increase in expenses associated with the new indirect lending department, a $16,000 increase in advertising, and various other small increases in several noninterest expense categories.

     Income Tax Expense. Total income tax expense was $518,000 in fiscal 2000 compared to $210,000 in 1999. The increase is attributable to increased taxable income for fiscal 2000. The effective tax rates for the years ended June 30, 2000 and 1999 were 31.1% and 26.8%.

Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

     General. Net income for the year ended June 30, 1999 declined $307,000, or 34.8%, from $880,000 for the year ended June 30, 1998 to $573,000 for the year ended June 30, 1999. This decrease was primarily attributable to a decline in noninterest income coupled with an increase in noninterest expense. Included in income in 1998 was $400,000 of gains in connection with the sale of a branch and related deposits. The reduction in net income was somewhat offset by an increase in net interest income. The return on average assets was 0.49% for fiscal 1999 compared to 0.77% for fiscal 1998 and the return on average equity was 2.86% for fiscal 1999 compared to 6.04% for 1998.

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

     Noninterest Expense. Total noninterest expense increased from $2.0 million in fiscal 1998 to $2.5 million in fiscal 1999, an increase of $410,000 or 20.1%. Salaries and employee benefits totaled $1.4 million during fiscal 1999, $270,000, or 23.8%, higher than the $1.1 million recorded during fiscal 1998. Approximately $147,000 of the increase in salaries and employee benefits expense is attributable to the addition of a new indirect lending department in January 1999. Compensation expense was also approximately $47,000 higher during fiscal 1999 as a result of the implementation of First Federal's Employee Stock Ownership Plan, which was adopted in conjunction with First Bancorp's initial public offering in April 1999. Salaries for employees other than those previously noted were $76,000 higher during fiscal 1999 due mainly to incentive compensation bonuses and normal salary increases.

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

     Income Tax Expense. Total income tax expense was $469,000 in fiscal 1999 compared to $415,000 in 1998. The decrease was attributable to a lower taxable income for fiscal 1999. The effective tax rates for the years ended June 30, 1999 and 1998 were 26.8% and 32.1%.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth for the years ended June 30, 2000, 1999 and 1998 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                                             Years Ended June 30,
                                            --------------------------------------------------------------------------------------
                                                       2000                         1999                          1998
                                            ---------------------------  ---------------------------  ----------------------------
                                                       Interest                    Interest                     Interest
                                             Average     and    Yield/   Average     and     Yield/   Average     and      Yield/
                                             Balance  Dividends  Cost    Balance   Dividends  Cost    Balance   Dividends   Cost
                                            --------- --------- ------   -------   --------- -------  --------  ---------  -------
                                                                            (Dollars in thousands)

Interest-earning assets:
   Loans receivable (1).............        $  61,353   $ 4,976    8.11% $ 42,472   $ 3,436     8.09% $ 32,675   $2,695      8.25%
   Investment securities............           46,716     3,027    6.48    49,607     3,103     6.26    60,379    4,108      6.80
   Deposits with financial
    institutions....................            8,101       450    5.55    15,715       833     5.30    13,909      818      5.88
   Federal funds sold...............              666        37    5.56       703        35     4.98       637       35      5.49
   Other............................              727        58    7.98       727        60     8.25       727       59      8.12
                                            ---------   -------          --------   -------           --------   ------
      Total interest-earning assets.          117,563     8,548    7.27   109,224     7,467     6.84   108,327    7,715      7.12
Non-interest-earning assets.........            7,203                       6,831                        5,589
                                            ---------                    ---------                    --------
      Total assets..................        $ 124,766                    $116,055                     $113,916
                                            =========                    ========                     ========

Interest-bearing liabilities:
   Demand and savings accounts......        $  21,496       558    2.60  $  22,666      596     2.63  $ 19,573      500      2.55
   Certificates of deposit..........           63,038     3,400    5.39     67,482    3,710     5.50    71,847    4,084      5.68
                                            ---------   -------          ---------  -------           --------   ------
      Total deposits................           84,534     3,958    4.68    90,148     4,306     4.78    91,420    4,584      5.01
   Borrowings.......................            2,404       157    6.53     2,656       148     5.57     5,991      355      5.93
   Other............................              641        64    9.98     1,508        75     4.97       400       38      9.50
                                            ---------   -------          --------   -------           --------   ------
      Total interest-bearing liabilities       87,579     4,179    4.77    94,312     4,529     4.80    97,811    4,977      5.09
Non-interest-bearing liabilities....            1,640                       1,697                        1,536
Stockholders' equity................           35,547                      20,046                       14,569
                                            ---------                    --------                     --------
      Total liabilities and
       stockholders' equity.........        $ 124,766                    $116,055                     $113,916
                                            =========                    ========                     ========
Net interest income.................                    $ 4,369                     $ 2,938                      $2,738
                                                        =======                     =======                      ======
Interest rate spread (2)............                               2.50%                        2.04%                        2.03%
Net interest margin (3).............                               3.72%                        2.69%                        2.53%
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities......................           134.24%                     115.81%                      110.75%

-------------
(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)  Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2000, 1999 and 1998. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                        2000 vs. 1999                       1999 vs. 1998
                                               --------------------------------    --------------------------------
                                                Increase (Decrease)                Increase (Decrease)
                                                      Due to                            Due to
                                               --------------------                -------------------
                                                 Rate        Volume      Net        Rate        Volume      Net
                                               --------     --------   --------    -------     --------   -------
                                                                          (In thousands)

Interest-earning assets:
   Loans receivable, net....................    $     9     $  1,531   $  1,540    $   (53)     $  794    $   741
   Investment securities....................        109         (185)       (76)      (313)       (692)    (1,005)
   Deposits with financial institutions.....         38         (421)      (383)       (85)        100         15
   Federal funds sold.......................          4           (2)         2         (3)          3         --
   Other....................................         (2)          --         (2)         1          --          1
                                                --------    ---------  ---------   --------     -------   --------
      Total net change in income on
         interest-earning assets............        158          923      1,081       (453)        205       (248)

Interest-bearing liabilities:
   Demand and savings accounts..............         (8)         (30)       (38)        15          81         96
   Certificates of deposit..................        (69)        (241)      (310)      (131)       (243)      (374)
                                                --------    ---------  ---------   --------     --------  ---------
      Total deposits........................        (77)        (271)      (348)      (116)        (162)      (278)
   Borrowings...............................         24          (15)         9        (20)        (187)      (207)
   Other....................................         (1)         (10)       (11)       (25)          62         37
                                                --------    ---------  ---------   ---------    --------- ---------
      Total net change in expense on
         interest-bearing liabilities.......        (54)        (296)      (350)      (161)        (287)      (448)
                                                --------    ---------  ---------   --------     --------  ---------
Net change in net interest income...........    $   212     $  1,219   $  1,431    $  (292)     $   492   $    200
                                                ========    =========  =========   ========     ========  =========

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

     The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2000 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                                               Interest Rate Sensitivity of Net Portfolio Value
                           ----------------------------------------------------------------------------------------
    Basis Point
       ("bp")
  Change in Rates                       Net Portfolio Value                           Portfolio Value of Assets
--------------------       -----------------------------------------------           ---------------------------
                           $ Amount          $ Change             % Change            NPV Ratio          Change
                           --------          --------             --------            ---------          ------
                                                            (Dollars in thousands)

     400bp                 $21,944           $(10,763)            (32.9)%              20.19%            (634)bp
     300                    25,709             (6,998)            (21.4)               22.69             (384)
     200                    28,106             (4,601)            (14.1)               24.09             (244)
     100                    30,479             (2,228)             (6.8)               25.40             (113)
       0                    32,707                 --                --                26.53               --
   (100)                    34,603              1,896               5.8                27.39               86
   (200)                    35,673              2,966               9.1                27.73              120
   (300)                    35,921              3,214               9.8                27.58              105
   (400)                    35,462              2,755               8.4                27.03               50

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

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2000, cash and cash equivalents totaled $6.4 million, or 5.0% of total assets. At June 30, 2000, First Federal had outstanding commitments to originate loans of $3.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $33.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     Federal regulations require First Federal to maintain minimum levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At June 30, 2000, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 10.2%.

     The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Purchases, net of proceeds from maturities of investment securities and principal payments received on mortgage-backed and related securities, totaled $4.1 million for the year ended June 30, 2000, while loan originations in excess of repayments totaled $10.0 million.

     First Federal's most significant financing activities are deposit accounts and Federal Home Loan Bank borrowings. Federal Home Loan Bank borrowings of $5.0 million was the primary source of cash during 2000. This cash inflow was somewhat offset by a $748,000 decline in total deposits and the purchase of $1.9 million of First Bancorp stock.

     Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At June 30, 2000, First Federal had approximately $10.0 million remaining available to it under its borrowing arrangement with the Federal Home Loan Bank. At June 30, 2000, First Federal had $5.0 million of borrowings from the Federal Home Loan Bank.

     OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2000, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 19.94%, 19.94% and 38.38%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

     Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement is effective for fiscal years beginning after June 15, 2000. The statement is not expected to affect First Bancorp because First Bancorp does not currently purchase derivative instruments or enter into hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 9, 2000 at pages 4 through 5 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 9, 2000 at pages 6 through 9.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 9, 2000 at page 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 9, 2000 at page 13.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  (1)  The following are filed as a part of this report:

                    .    Independent Auditors' Report

                    .    Consolidated Balance Sheets as of June 30, 2000 and
                         1999

                    . Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998

                    . Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

                    . Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

                    .    Notes to Consolidated Financial Statements

              (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

              (3)  Exhibits

3.1    Articles of Incorporation of First Bancorp of Indiana, Inc.(1)
3.2    Amended Bylaws of First Bancorp of Indiana, Inc.(2)
4.0    Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)
10.1   First Federal Savings Bank Employee Stock Ownership Plan Trust
       Agreement(2)
10.2 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Harold Duncan(2)
10.3 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)
10.4   First Federal Savings Bank Employee Severance Compensation Plan(2)
10.5   First Federal Savings Bank Director Deferred Compensation Plan(1)
10.6   First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan(3)
21.0   Subsidiary information is incorporated herein by reference to Part I,
       Item 1, "Business--Subsidiary Activities"
23.0   Consent of independent auditors
27.0   Financial Data Schedule

------------
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.
(2) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-K filed on September 27, 1999.
(3) Incorporated herein by reference into this document from Exhibit 10 to the Quarterly Report on From 10-Q filed on February 11, 2000.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST BANCORP OF INDIANA, INC.


Date: September 15, 2000             By:    /s/ Harold Duncan
                                          ----------------------------------
                                          Harold Duncan
                                          President, Chief Executive Officer
                                          and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                                 Title                                Date
      ----                                 -----                                ----

/s/ Harold Duncan                President, Chief Executive               September 14, 2000
----------------------------     Officer and Chairman of the Board
Harold Duncan                    (principal executive officer)


/s/ Christopher A. Bengert       Treasurer                                September 15, 2000
----------------------------     (principle financial and
Christopher A. Bengert           accounting officer)


/s/ Michael H. Head              Vice President and Director              September 14, 2000
----------------------------
Michael H. Head


/s/ Herbert V. Dassel            Director                                 September 14, 2000
----------------------------
Herbert V. Dassel

/s/ Frank E. Kern                Director                                 September 14, 2000
----------------------------
Frank E. Kern

/s/ James E. Will, Jr.           Director                                 September 15, 2000
----------------------------
James E. Will, Jr.


/s/ Jerome A. Ziemer             Director                                 September 14, 2000
----------------------------
Jerome A. Ziemer

[LOGO] OLIVE


                          Independent Auditor's Report


Board of Directors
First Bancorp of Indiana, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

/s/ Olive LLP

Evansville, Indiana
July 27, 2000

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet

June 30                                                                    2000               1999
--------------------------------------------------------------------------------------------------------

Assets
   Cash and due from banks                                           $   1,448,002      $    1,105,134
   Interest-bearing demand deposits                                      3,590,492          15,567,989
   Federal funds sold                                                    1,355,000              25,000
                                                                ----------------------------------------
         Cash and cash equivalents                                       6,393,494          16,698,123
   Interest-bearing deposits                                             1,188,000           2,079,000
   Investment securities
     Available for sale                                                  8,541,057           2,972,581
     Held to maturity (fair value of
      $37,442,000 and $39,709,000)                                      38,492,081          40,003,256
                                                                ----------------------------------------
         Total investment securities                                    47,033,138          42,975,837
   Loans, net of allowance for loan
    losses of $395,638 and $274,000                                     66,377,404          56,308,900
   Premises and equipment                                                1,647,253           1,508,570
   Federal Home Loan Bank stock                                            727,400             727,400
   Other assets                                                          4,115,537           4,502,175
                                                                ----------------------------------------

         Total assets                                                 $127,482,226        $124,800,005
                                                                ========================================

Liabilities
   Deposits
     Noninterest bearing                                           $       673,479     $       419,865
     Interest bearing                                                   85,300,789          86,302,246
                                                                ----------------------------------------
         Total deposits                                                 85,974,268          86,722,111
   Long-term debt                                                        5,000,000
   Advances by borrowers for taxes and insurance                           339,217             381,226
   Other liabilities                                                     1,257,094           1,168,668
                                                                ----------------------------------------
         Total liabilities                                              92,570,579          88,272,005
                                                                ----------------------------------------

Commitments and Contingent Liabilities

Stockholders' Equity
   Preferred stock, $.01 par value
     Authorized and unissued--1,000,000 shares
   Common stock, $.01 par value
     Authorized--9,000,000 shares
     Issued and outstanding--2,272,400 shares                               22,724              22,724
     Additional paid-in capital                                         21,841,913          21,831,518
   Retained earnings                                                    16,472,853          15,473,935
   Accumulated other comprehensive income                                   30,699              25,263
                                                                -----------------------------------------
                                                                        38,368,189          37,353,440
   Less:
   Unallocated employee stock ownership plan
     shares--166,642 and 87,400 shares                                  (1,623,809)           (825,440)
   Unallocated management recognition plan
     shares--90,896 shares                                                (826,222)
   Treasury stock, at cost--107,344 shares                              (1,006,511)
                                                                ----------------------------------------

         Total stockholders' equity                                     34,911,647          36,528,000
                                                                ----------------------------------------

         Total liabilities and stockholders' equity                   $127,482,226        $124,800,005
                                                                ========================================

See notes to consolidated financial statements.


                                       (2)

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statement of Income

Year Ended June 30                                                     2000             1999             1998
-------------------------------------------------------------------------------------------------------------------

Interest Income
   Loans receivable                                             $    4,975,989      $ 3,436,286       $ 2,694,771
   Investment securities                                             3,026,947        3,103,298         4,107,803
   Deposits with financial institutions                                449,531          832,625           818,200
   Federal funds sold                                                   37,148           34,918            35,277
   Other interest and dividend income                                   58,272           59,492            58,650
                                                              -----------------------------------------------------
       Total interest income                                         8,547,887        7,466,619         7,714,701
                                                              -----------------------------------------------------

Interest Expense
   Deposits                                                          3,957,938        4,306,087         4,584,001
   Long-term debt                                                      157,136          148,040           354,630
   Other                                                                63,378           74,862            37,993
                                                              -----------------------------------------------------
       Total interest expense                                        4,178,452        4,528,989         4,976,624
                                                              -----------------------------------------------------

Net Interest Income                                                  4,369,435        2,937,630         2,738,077

Provision for Loan Losses                                              184,342           24,000
                                                              -----------------------------------------------------

Net Interest Income After Provision for Loan Losses                  4,185,093        2,913,630         2,738,077
                                                              -----------------------------------------------------

Noninterest Income
   Gain on disposal of branch office                                                                      261,024
   Gain on disposal of deposits                                                                           138,528
   Net gain on loan sales                                              507,490           61,353
   Increase in cash surrender values of life insurance                  94,760           97,315            87,234
   Other income                                                        265,496          165,148           114,601
                                                              -----------------------------------------------------
       Total noninterest income                                        867,746          323,816           601,387
                                                              -----------------------------------------------------

Noninterest Expense
   Salaries and employee benefits                                    1,920,250        1,404,244         1,134,397
   Net occupancy expense                                               171,248          179,680           181,065
   Equipment expense                                                   205,526          141,812           103,749
   Deposit insurance expense                                            37,913           55,097            56,468
   Data processing fees                                                118,366          113,633            99,478
   Other expenses                                                      935,488          559,673           469,117
                                                              -----------------------------------------------------
       Total noninterest expense                                     3,388,791        2,454,139         2,044,274
                                                              -----------------------------------------------------

Income Before Income Tax                                             1,664,048          783,307         1,295,190
   Income tax expense                                                  517,726          210,111           415,486
                                                              -----------------------------------------------------

Net Income                                                      $    1,146,322      $   573,196       $   879,704
                                                              =====================================================

Basic Earnings per Share                                        $         0.56
                                                              ==================

Diluted Earnings per Share                                      $         0.56
                                                              ==================


See notes to consolidated financial statements.


                                      (3)

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

                                                     Common Stock                                              Accumulated
                                                ---------------------   Additional                                Other
                                                   Shares                Paid-in   Comprehensive   Retained   Comprehensive
                                                Outstanding   Amount     Capital       Income      Earnings       Income
                                                ----------------------------------------------------------------------------
Balances, July 1, 1997                                                                           $14,021,035      $32,338
   Comprehensive income
     Net income                                                                       $879,704       879,704
     Other comprehensive income, net of tax
       Unrealized gains on securities                                                   15,580                     15,580
                                                                                   ---------------
   Comprehensive income                                                               $895,284
                                                                                   ===============
                                                ------------------------------------             ---------------------------
Balances, June 30, 1998                                                                           14,900,739       47,918

   Issuance of common stock                       2,272,400   $22,724  $21,833,369
   Comprehensive income

     Net income                                                                       $573,196       573,196
     Other comprehensive income, net of tax
       Unrealized losses on securities                                                 (22,655)                   (22,655)
                                                                                   ---------------
   Comprehensive income                                                               $550,541
                                                                                   ===============
   Employee Stock Ownership Plan shares
     allocated                                                             (1,851)
                                                ------------------------------------             ---------------------------

Balances, June 30, 1999                           2,272,400    22,724  21,831,518                 15,473,935       25,263
   Comprehensive income
     Net income                                                                     $1,146,322     1,146,322
     Other comprehensive income, net of tax
       Unrealized gains on securities                                                    5,436                      5,436
                                                                                   ---------------
   Comprehensive income                                                             $1,151,758
                                                                                   ===============
   Cash dividends ($0.07 per share)                                                                 (147,404)
   Purchase of treasury stock
   Purchase of stock by Employee Stock
     Ownership Plan
   Transfer of shares to Management
     Recognition Plan
   Employee Stock Ownership Plan shares
     allocated                                                             (9,578)
   Management Recognition Plan shares
     allocated                                                               (843)
   Refund of conversion expenses                                           20,816
                                                ------------------------------------             ---------------------------

Balances, June 30, 2000                           2,272,400   $22,724  $21,841,913               $16,472,853      $30,699
                                                ====================================             ===========================



                                                Unallocated Unallocated
                                                   ESOP        MRP       Treasury
                                                  Shares      Shares      Stock       Total
                                               ------------------------------------------------

Balances, July 1, 1997                                                             $14,053,373
   Comprehensive income
     Net income                                                                        879,704
     Other comprehensive income, net of tax
       Unrealized gains on securities                                                   15,580

   Comprehensive income

                                               ------------------------------------------------
Balances, June 30, 1998                                                             14,948,657

   Issuance of common stock                     $ (874,000)                         20,982,093
   Comprehensive income

     Net income                                                                        573,196
     Other comprehensive income, net of tax
       Unrealized losses on securities                                                 (22,655)

   Comprehensive income

   Employee Stock Ownership Plan shares
     allocated                                      48,560                              46,709
                                               ------------------------------------------------

Balances, June 30, 1999                           (825,440)                         36,528,000
   Comprehensive income
     Net income                                                                      1,146,322
     Other comprehensive income, net of tax
       Unrealized gains on securities                                                    5,436

   Comprehensive income

   Cash dividends ($0.07 per share)                                                   (147,404)
   Purchase of treasury stock                                          $(1,861,225) (1,861,225)
   Purchase of stock by Employee Stock
     Ownership Plan                               (980,411)                           (980,411)
   Transfer of shares to Management
     Recognition Plan                                        $(854,714)    854,714
   Employee Stock Ownership Plan shares
     allocated                                     182,042                             172,464
   Management Recognition Plan shares
     allocated                                                  28,492                  27,649
   Refund of conversion expenses                                                        20,816
                                               ------------------------------------------------

Balances, June 30, 2000                         $(1,623,809) $(826,222)$(1,006,511)$34,911,647
                                               ================================================

See notes to consolidated financial statements.


                                      (4)

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows


Year Ended June 30                                                             2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
   Net income                                                               $ 1,146,322    $     573,196       $   879,704
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities
     Provision for loan losses                                                  184,342           24,000
     Depreciation                                                               126,819          105,069            96,349
     Amortization of net loan origination fees                                   (4,528)         (45,000)          (47,940)
     Deferred income tax                                                        (37,000)        (109,000)          (41,607)
     Increase in cash surrender value of life insurance                         (94,000)         (97,315)          (87,234)
     Investment securities amortization (accretion), net                         23,335           34,416          (146,994)
     Gain on disposal of branch office and deposits                                                               (399,552)
     Loans originated for sale                                              (31,215,256)      (5,822,000)       (1,844,000)
     Proceeds from sales of loans originated for sale                        31,722,746        5,883,353         1,844,000
     Net gain on loan sales                                                    (507,490)         (61,353)
     Compensation expense related to employee stock
       ownership plan and management recognition plan                           200,113           46,709
     Net change in
       Other assets                                                             318,620         (930,474)           86,408
       Other liabilities                                                         88,426          383,386            35,717
                                                                       -----------------------------------------------------
     Net cash provided (used) by operating activities                         1,952,449          (15,013)          374,851
                                                                       -----------------------------------------------------

Investing Activities
   Net change in interest-bearing deposits                                      891,000          200,000         3,267,000
   Proceeds from maturities of securities available for sale                  1,531,700        1,372,969         3,528,075
   Purchases of securities held to maturity                                 (29,529,775)     (30,582,723)      (38,641,921)
   Proceeds from maturities of securities held to maturity                   23,926,893       39,904,489        41,882,979
   Net change in loans                                                      (10,248,318)     (20,632,897)       (3,442,727)
   Purchases of premises and equipment                                         (265,502)         (93,328)         (779,275)
   Disposal of branch office and deposits                                                                       (2,319,522)
   Redemption of life insurance policy                                          195,000
                                                                       -----------------------------------------------------
     Net cash provided (used) by investing activities                       (13,499,002)      (9,831,490)        3,494,609
                                                                       -----------------------------------------------------

Financing Activities
   Net change in
     Noninterest bearing, interest-bearing demand
       and savings deposits                                                    (738,843)         906,079         1,091,502
     Certificates of deposit                                                     (9,000)      (3,413,000)        2,347,864
     Advances by borrowers for taxes and insurance                              (42,009)          25,385            22,071
   Proceeds of long-term debt                                                 5,000,000
   Repayment of long-term debt                                                                (3,645,000)       (3,405,000)
   Cash dividends                                                              (147,404)
   Purchase of treasury stock                                                (1,861,225)
   Issuance of stock, net of offering costs                                                   20,982,093
   Purchase of stock by ESOP                                                   (980,411)
   Refund of conversion expenses                                                 20,816
                                                                       -----------------------------------------------------
       Net cash provided by financing activities                              1,241,924       14,855,557            56,437
                                                                       -----------------------------------------------------

Net Change in Cash and Cash Equivalents                                     (10,304,629)       5,009,054         3,925,897

Cash and Cash Equivalents, Beginning of Year                                 16,698,123       11,689,069         7,763,172
                                                                       -----------------------------------------------------

Cash and Cash Equivalents, End of Year                                      $ 6,393,494      $16,698,123       $11,689,069
                                                                       =====================================================

Additional Cash Flows Information
   Interest paid                                                            $ 4,082,452     $  4,517,989      $  5,041,792
   Income tax paid                                                              758,319           98,768           492,900

See notes to consolidated financial statements.


                                      (5)

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly-owned subsidiary, First Federal Savings Bank (Bank), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The Bank has one wholly-owned subsidiary, FFSL Service Corporation (FFSL). The more significant of the policies are described below.

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


                                      (6)

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of June 30, 2000, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

Earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on April 7, 1999. Earnings per share for 1999 are not meaningful.


                                      (7)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Reclassifications of certain amounts in the 1999 financial statements have been made to conform to the 2000 presentation.

Note 2 - Conversion to Stock Ownership

On April 7, 1999, the Bank consummated its conversion from a from a federally-chartered mutual savings bank to a federally-chartered stock savings bank pursuant to the Bank's Plan of Conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 2,272,400 shares of Company common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs of $868,000 and Employee Stock Ownership Plan shares of $874,000, were approximately $20.98 million.

Note 3 - Investment Securities

                                                                               Gross          Gross
                                                          Amortized          Unrealized     Unrealized           Fair
                                                            Cost               Gains          Losses            Value
                                                   -------------------------------------------------------------------------
At June 30, 2000
   Available for sale
     Federal agencies                                    $  1,000             $   1                            $  1,001
     Corporate obligations                                  1,237                 8                               1,245
     Mortgage-backed securities                             6,251                48         $       4             6,295
                                                   -------------------------------------------------------------------------
         Total available for sale                           8,488                57                 4             8,541
                                                   -------------------------------------------------------------------------

   Held to maturity
     Federal agencies                                       8,000                                 304             7,696
     Corporate obligations                                  2,113                                   4             2,109
     Mortgage-backed securities                            25,596                10               751            24,855
     Commercial paper                                       2,783                                   1             2,782
                                                   -------------------------------------------------------------------------
         Total held to maturity                            38,492                10             1,060            37,442
                                                   -------------------------------------------------------------------------

         Total investment securities                      $46,980               $67         $   1,064          $ 45,983
                                                   =========================================================================

At June 30, 1999
   Available for sale
     Mortgage-backed securities                          $  2,929             $  45         $       1          $  2,973
                                                   -------------------------------------------------------------------------
   Held to maturity
     Federal agencies                                       4,000                                 151             3,849
     Collateralized auto obligations                          557                                   1               556
     Corporate obligations                                  5,499                23                 4             5,518
     Mortgage-backed securities                            27,964                85               245            27,804
     Commercial paper                                       1,983                                   1             1,982
                                                   -------------------------------------------------------------------------
         Total held to maturity                            40,003               108               402            39,709
                                                   -------------------------------------------------------------------------

         Total investment securities                      $42,932              $153         $     403          $ 42,682
                                                   =========================================================================


                                      (8)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair market value of securities held to maturity and available for sale at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Held to Maturity                  Available for Sale
                             ----------------------------------------------------------------------
                                Amortized           Fair            Amortized          Fair
                                   Cost             Value             Cost             Value
                             ----------------------------------------------------------------------
Within one year                 $  4,896          $  4,891
One to five years                  2,000             1,949          $ 1,000           $ 1,001
Five to ten years                  3,000             2,931            1,237             1,245
After ten years                    3,000             2,816
                             ----------------------------------------------------------------------
                                  12,896            12,587            2,237             2,246
Mortgage-backed securities        25,596            24,855            6,251             6,295
                             ----------------------------------------------------------------------

       Totals                   $ 38,492          $ 37,442          $ 8,488           $ 8,541
                             ======================================================================

During 2000, debt securities with an amortized cost of $7,085,276 were transferred from held to maturity to available for sale in conjunction with the Company's adoption of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The securities had an unrealized gain of approximately $49,000.

Note 4 - Loans and Allowance

June 30                                         2000              1999             1998
-----------------------------------------------------------------------------------------------
Real estate loans                              $  45,612        $ 41,194         $ 35,161
Credit line equity loans                           1,284           1,020              937
Loans to depositors secured by savings               200             127              226
Consumer loans                                    20,680          15,389              501
                                          -----------------------------------------------------
                                                  67,776          57,730           36,825
Undisbursed portion of loans                        (879)           (981)            (700)
Deferred loan fees                                  (124)           (166)            (220)
Allowance for loan losses                           (396)           (274)            (250)
                                          -----------------------------------------------------

         Total loans                           $  66,377        $ 56,309         $ 35,655
                                          =====================================================

Allowance for loan losses
   Balances, July 1                            $     274        $    250         $    250
   Provision for losses                              184              24
   Recoveries on loans                                19
   Loans charged off                                 (81)
                                          -----------------------------------------------------

   Balances, June 30                           $     396        $    274         $    250
                                          =====================================================


                                      (9)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank has not had any significant impaired loans during each of the years ended June 30, 2000, 1999 and 1998.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid balances of these loans were $9,647,000 and $10,523,000 at June 30, 2000 and 1999.

Note 5 - Premises and Equipment

June 30                                         2000              1999
---------------------------------------------------------------------------

Land                                          $   649           $   639
Buildings                                       1,891             1,852
Equipment                                       1,039               939
                                       ------------------------------------
     Total cost                                 3,579             3,430
Accumulated depreciation                       (1,932)           (1,921)
                                       ------------------------------------

     Net                                       $1,647            $1,509
                                       ====================================


                                      (10)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 6 - Other Assets and Other Liabilities

June 30                                                              2000              1999
------------------------------------------------------------------------------------------------

Other assets
   Interest receivable
     Investment securities                                         $   439           $   305
     Loans                                                             306               277
   Cash surrender value of life insurance                            2,057             2,158
   Investment in limited partnership                                   172               226
   Net deferred tax asset                                              306               273
   Accounts receivable--dealer draft                                   181               700
   Prepaid expenses and other                                          655               563
                                                            ------------------------------------

       Total                                                       $ 4,116           $ 4,502
                                                            ====================================

Other liabilities
   Interest payable
     Deposits                                                      $   145           $   112
     Other borrowings                                                  209               146
   Deferred directors' fees and officer compensation                   523               466
   Accrued expenses                                                    380               445
                                                            ------------------------------------

       Total                                                       $ 1,257           $ 1,169
                                                            ====================================

The investment in limited partnership of $172,000 and $226,000 at June 30, 2000 and 1999 represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the losses of $55,000, $51,000 and $53,000, the Bank has recorded the benefit of low-income housing tax credits of $73,000 for each of the years ended June 30, 2000, 1999 and 1998.

Note 7 -  Deposits

June 30                                            2000              1999
------------------------------------------------------------------------------
Demand deposits                                  $12,196           $12,335
Savings deposits                                   9,001             9,601
Certificates of deposit of $100,000 or more        8,109             7,728
Other certificates of deposit                     56,668            57,058
                                              --------------------------------

       Total deposits                            $85,974           $86,722
                                              ================================


                                      (11)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Certificates maturing in years ending June 30:

                2001                 $33,556
                2002                  24,244
                2003                   5,104
                2004                     985
                2005                     607
                Thereafter               281
                                  ---------------
                                     $64,777
                                  ===============


Note 8 - Long-Term Debt

June 30                                               2000          1999
--------------------------------------------------------------------------

Federal Home Loan Bank advances
   Fixed rate of 6.465%, due in January 2005         $5,000         $0
                                                   =======================

The Federal Home Loan Bank advances are secured by first-mortgage loans and investment securities totaling $7,576,000. Advances are subject to penalties in the event of prepayment.


                                      (12)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 9 - Income Tax

Year Ended June 30                                                     2000              1999             1998
------------------------------------------------------------------------------------------------------------------

Income tax
   Currently payable
     Federal                                                          $436             $229              $332
     State                                                             119               90               125
   Deferred
     Federal                                                           (52)             (92)              (32)
     State                                                              15              (17)              (10)
                                                                 -------------------------------------------------

       Total income tax expense                                       $518             $210              $415
                                                                 =================================================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                                $566             $266              $440
   State income taxes, net of federal benefit                           88               48                76
   Cash surrender value of life insurance                              (32)             (33)              (30)
   Tax credits                                                         (73)             (73)              (73)
   Other                                                               (31)               2                 2
                                                                 -------------------------------------------------

       Actual tax expense                                             $518             $210              $415
                                                                 =================================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                                         2000              1999
------------------------------------------------------------------------------------------

Assets
   Differences in accounting for loan losses                   $ 142             $ 101
   Differences in accounting for loan fees                        19                28
   Deferred compensation and directors fees                      256               242
   Other                                                          44                53
                                                           -------------------------------
         Total assets                                            461               424
                                                           -------------------------------

Liabilities
   Differences in depreciation methods                           (81)              (77)
   Federal Home Loan Bank dividends                              (51)              (55)
   Unrealized gain on securities available for sale              (23)              (19)
                                                           -------------------------------
         Total liabilities                                      (155)             (151)
                                                           -------------------------------
                                                               $ 306             $ 273
                                                           ===============================


                                      (13)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Retained earnings at June 30, 2000 and 1999 include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

Note 10 - Other Comprehensive Income

                                                                                               2000
                                                                       -----------------------------------------------------
                                                                          Before-Tax           Tax           Net-of-Tax
Year Ended June 30                                                          Amount           Expense           Amount
----------------------------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the year                           $9              $(4)              $ 5
                                                                       =====================================================

                                                                                               1999
                                                                       -----------------------------------------------------
                                                                          Before-Tax           Tax           Net-of-Tax
Year Ended June 30                                                          Amount           Benefit           Amount
----------------------------------------------------------------------------------------------------------------------------

Unrealized losses on securities:
   Unrealized holding losses arising during the year                          $(35)           $12               $(23)
                                                                       =====================================================

                                                                                               1998
                                                                       -----------------------------------------------------
                                                                          Before-Tax           Tax           Net-of-Tax
Year Ended June 30                                                          Amount           Expense           Amount
----------------------------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the year                           $24             $(8)              $16
                                                                       =====================================================


                                      (14)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 11 - Commitments and Contingent Liabilities

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

                                                            June 30
                                                   -------------------------
                                                        2000       1999
                                                   -------------------------

Loan commitments
   At variable rates                                   $3,299     $2,766
   At fixed rates ranging from 6.75% to 8.375%            230        460
                                                   -------------------------

                                                       $3,529     $3,226
                                                   =========================

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

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 12 - Dividends and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income for the current year plus those for the preceding two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then-current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $15,268,982.


                                      (15)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 13 - Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2000 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                              Required for               To Be Well
                                                       Actual               Adequate Capital*           Capitalized*
                                             -------------------------------------------------------------------------------
                                                 Amount        Ratio       Amount       Ratio        Amount       Ratio
                                             -------------------------------------------------------------------------------
As of June 30, 2000
   Total risk-based capital* (to risk-
     weighted assets)                            $25,661        38.38%       $5,349       8.00%       $6,686       10.00%
   Tier 1 capital* (to risk-weighted assets)      25,265        38.31         2,674       4.00         4,012        6.00
   Core capital* (to adjusted total assets)       25,265        19.94         5,070       4.00         6,368        5.00
   Core capital* (to adjusted tangible
     assets)                                      25,265        19.94         2,535       2.00            N/A        N/A
   Tangible capital* (to adjusted total
     assets)                                      25,265        19.94         1,901       1.50            N/A        N/A

As of June 30, 1999
   Total risk-based capital* (to risk-
     weighted assets)                            $25,357        40.95%       $4,954       8.00%       $6,192       10.00%
   Tier 1 capital* (to risk-weighted assets)      25,083        40.51         2,477       4.00         3,715        6.00
   Core capital* (to adjusted total assets)       25,083        20.47         4,902       4.00         6,127        5.00
   Core capital* (to adjusted tangible
     assets)                                      25,083        20.47         2,450       2.00           N/A         N/A
   Tangible capital* (to adjusted total
     assets)                                      25,083        20.47         1,838       1.50           N/A         N/A

*As defined by regulatory agencies


                                      (16)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 14 - Employee Benefit Plans

Pension Plan

The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense was $19,300, $2,200 and $1,700 for 2000, 1999 and 1998. This plan provides pension benefits for substantially all of the Bank's employees.

401(k) Plan

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The Bank's expense for the plan was $22,900, $23,400 and $21,500 for 2000, 1999 and 1998.

Supplemental Retirement Plan

The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $50,100, $45,100 and $40,600 for the years ended June 30, 2000, 1999 and 1998.
The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $51,200, $43,900 and $33,100 for the years ended June 30, 2000, 1999 and 1998.

Employee Stock Ownership Plan

In connection with the conversion, the Bank established an employee stock ownership plan for the benefit of substantially all of its employees. At June 30, 1999, the ESOP had borrowed $874,000 from the Company and used those funds to acquire 87,400 shares of the Company's stock at $10 per share. During 2000, the ESOP borrowed an additional $980,411 from the Company and used those funds to acquire 94,392 shares of the Company's stock at an average price of $10.39 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares will be applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a 12-year period. However, in the event contributions exceed the minimum debt service requirements, additional principal payments will be made.


                                      (17)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Stock totaling 17,866 and 4,856 shares for 2000 and 1999 with an average fair value of $9.65 and $9.62 per share were committed to be released, resulting in ESOP compensation expense of approximately $172,500 and $46,700. Shares held by the ESOP at June 30 are as follows:

                                                                  2000               1999
---------------------------------------------------------------------------------------------
Allocated shares                                                  17,866             4,856
Shares distributed to participants                                     0                 0
Unallocated shares                                               163,926            82,544
                                                            ---------------------------------
         Total ESOP shares                                       181,792            87,400
                                                            =================================
         Fair value of unallocated shares at June 30          $1,944,766          $835,758
                                                            =================================

Management Recognition Plan

On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the plan had been acquired and granted. No shares had been distributed or forfeited as of June 30, 2000. For the year ended June 30, 2000, approximately $27,600 was recorded as compensation expense under the plan.

Note 15 - Stock Option Plan

The Company has an incentive stock option plan in which 227,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors. At June 30, 2000, options to purchase 204,516 shares had been granted at $9.125 per share.

Under the Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest according to a schedule fixed by a committee made up of two or more "disinterested" directors of the Company. The options become fully exercisable upon vesting.


                                      (18)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

                                                                   2000
                                                              --------------
Risk-free interest rate                                             6.0%
Dividend yield                                                      2.5%
Volatility factor of expected market price of common stock          19.9%

Weighted-average expected life of the options                    10 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                           2000
                                                    -------------------
Net income                     As reported                $1,146
                               Pro forma                     924

Basic earnings per share       As reported                 $0.56
                               Pro forma                    0.45

Diluted earnings per share     As reported                 $0.56
                               Pro forma                    0.45

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the year ended June 30, 2000.

Year Ended June 30                                                       2000
------------------------------------------------------------------------------------------------
                                                                                 Weighted-
                                                                                  Average
              Options                                        Shares            Exercise Price
------------------------------------------------------------------------------------------------
Outstanding, beginning of year                                    0
Granted                                                      204,516              $9.125
Exercised                                                         0
Forfeited/expired                                                 0
                                                          --------------

Outstanding, end of year                                    204,516               $9.125
                                                          ==============

Options exercisable at year end                              45,448               $9.125
                                                          ==============
Weighted-average fair value of options granted
   during the year                                                                $ 3.91

As of June 30, 2000, the 204,516 options outstanding have an exercise price of $9.125 and a remaining contractual life of 9.8 years.


                                      (19)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 16 -  Earnings Per Share

Earnings per share were computed as follows:

                                                               Year Ended June 30, 2000
                                                     -------------------------------------------------
                                                                        Weighted
                                                                         Average          Per Share
                                                        Income            Shares           Amount
                                                     -------------------------------------------------
   Net Income                                            $1,146
                                                     ------------

   Basic Earnings Per Share
     Income available to common stockholders             $1,146         2,045,964          $0.56

   Effect of Dilutive Securities
     Stock options                                                          7,307
                                                     ------------------------------

   Diluted Earnings Per Share
     Income available to common stockholders
       and assumed conversions                           $1,146         2,053,271          $0.56
                                                     =================================================

Note 17 - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Deposits--The fair value of interest-bearing time deposits approximates carrying value.

Investment Securities--Fair values are based on quoted market prices.

Loans--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable--The fair values of interest receivable/payable approximate carrying values.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FRB.

Cash Surrender Value of Life Insurance--The fair values of cash surrender values of life insurance approximate carrying values.


                                       (20)

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

Long-term Debt--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt. Fair value approximates carrying value.

Off-Balance Sheet Commitments--Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.


                                      (21)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The estimated fair values of the Company's financial instruments are as follows:

                                                              2000                     1999
                                                     ------------------------------------------------
                                                      Carrying     Fair        Carrying      Fair
June 30                                                Amount      Value        Amount       Value
-----------------------------------------------------------------------------------------------------

Assets
    Cash and cash equivalents                         $  6,393    $  6,393      $16,698     $16,698
    Interest-bearing deposits                            1,188       1,188        2,079       2,079
    Investment securities available for sale             8,541       8,541        2,973       2,973
    Investment securities held to maturity              38,492      37,442       40,003      39,709
    Loans, net                                          66,377      64,354       56,308      54,714
    Interest receivable                                    745         745          582         582
    FHLB stock                                             727         727          727         727
    Cash surrender value of life insurance               2,057       2,057        2,158       2,158

Liabilities
    Deposits                                            85,974      84,051       86,722      85,576
    Long-term debt                                       5,000       4,935
    Interest payable                                       354         354          258         258


                                      (22)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 18 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet

June 30                                                        2000             1999
-------------------------------------------------------------------------------------------

Assets
   Cash                                                                        $    124
   Interest-bearing demand deposits                          $   1,007            2,439
                                                         ----------------------------------
         Total cash and cash equivalents                         1,007            2,563
   Investment in common stock of subsidiary                     25,296           25,108
   Loans to First Federal Savings Bank                           8,649            8,861
   Other assets                                                      7               47
                                                         ----------------------------------

         Total assets                                        $  34,959         $ 36,579
                                                         ==================================

Liabilities--Other liabilities                               $      47         $     51

Stockholders' Equity                                            34,912           36,528
                                                         ----------------------------------

         Total liabilities and stockholders' equity          $  34,959         $ 36,579
                                                         ==================================


                                      (23)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

                          Condensed Statement of Income


Year Ended June 30                                                     2000           1999
-----------------------------------------------------------------------------------------------
Income--Other income                                                 $  505           $113

Expense--Other expenses                                                 185             20
                                                               --------------------------------

Income before income tax and equity in undistributed
   income of subsidiary                                                320             93

Income tax expense                                                     127             39
                                                               --------------------------------

Income before equity in undistributed income of subsidiary             193             54

Equity in undistributed income of subsidiary                           953            519
                                                               --------------------------------

Net Income                                                          $1,146           $573
                                                               ================================


                                      (24)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

                        Condensed Statement of Cash Flows

Year Ended June 30                                                   2000             1999
----------------------------------------------------------------------------------------------

Operating Activities
   Net income                                                       $1,146        $    573
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed income of subsidiary                     (953)           (519)
     Net change in
       Other assets                                                     40             (47)
       Other liabilities                                                (4)             51
                                                            ----------------------------------
         Net cash provided by operating activities                     229              58
                                                            ----------------------------------

Investing Activities
   Net change in loans to subsidiary                                   212          (8,861)
   Purchase of subsidiary stock                                                     (9,616)
                                                            ----------------------------------
         Net cash provided (used) by investing activities              212         (18,477)
                                                            ----------------------------------

Financing Activities
   Issuance of common stock, net of offering costs                                  20,982
   Cash dividends                                                     (147)
   Purchase of treasury stock                                       (1,861)
   Refund of conversion expenses                                        11
                                                            ----------------------------------
         Net cash provided (used) by financing activities           (1,997)         20,982
                                                            ----------------------------------

Net Change in Cash and Equivalents                                  (1,556)          2,563

Cash and Cash Equivalents, Beginning of Year                         2,563               0
                                                            ----------------------------------

Cash and Cash Equivalents, End of Year                              $1,007         $ 2,563
                                                            ==================================


                                      (25)

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 19 - Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30, 2000 and 1999:

                                                            Quarter Ended
                                                             (unaudited)
                               -------------------------------------------------------------------------
Fiscal 2000                         June 30           March 31        December 31      September 30
--------------------------------------------------------------------------------------------------------
Net interest income                  $1,145            $1,120            $1,079           $1,025
Provision for loan losses                45                45                49               45
Noninterest income                      240               182               226              220
Noninterest expense                     851               823               952              763
Income before income tax                489               434               304              437
Net income                              358               287               211              290

                                                            Quarter Ended
                                                             (unaudited)
                               -------------------------------------------------------------------------
Fiscal 1999                         June 30           March 31        December 31      September 30
--------------------------------------------------------------------------------------------------------

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


Note 20 - Subsequent Event

Subsequent to June 30, 2000, the Company entered into an agreement to purchase certain assets and assume certain liabilities of two financial institution branches located in Evansville, Indiana. It is anticipated that this transaction will be consummated during the second quarter of fiscal 2001 and be accounted for using the purchase method of accounting.

                                      (26)