Form 10-Q
period 2000-09-30
FIRST BANCORP OF INDIANA INC
filed 2000-11-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Indiana 35-2061832
      ---------------------------------------------------------------------
         (State or other jurisdiction of incorporation (I.R.S. Employer or organization) Identification No.)

              2200 West Franklin Street, Evansville, Indiana 47712
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)  (812) 423-3196

                                 Not Applicable
           -----------------------------------------------------------
 (Former name, former address and former fiscal year, if changes since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,139,056 shares of common stock, par value $0.01 per share, were outstanding as of November 1, 2000.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                          Page
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                 2
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6
Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

Part II   Other Information
Item 1.   Legal Proceedings                                                11
Item 2.   Changes in Securities and Use of Proceeds                        11
Item 3.   Defaults Upon Senior Securities                                  11
Item 4.   Submission of Matters to a Vote of Security Holders              11
Item 5.   Other Information                                                11
Item 6.   Exhibits and Reports on Form 8-K                                 11

                         FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                                                September 30, 2000     June 30, 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets
    Cash and due from banks                                                           $ 1,606,416        $ 1,448,002
    Interest-bearing demand deposits                                                    8,813,313          3,590,492
    Federal funds sold                                                                  1,070,000          1,355,000
                                                                               -------------------  -----------------
        Total cash and cash equivalents                                                11,489,729          6,393,494
    Interest-bearing deposits                                                           1,089,000          1,188,000
    Investment securities
      Available for sale                                                                8,414,300          8,541,057
      Held to maturity                                                                 37,383,257         38,492,081
                                                                               -------------------  -----------------
        Total investment securities                                                    45,797,557         47,033,138
    Loans                                                                              67,432,859         66,773,042
    Allowance for loan losses                                                            (401,560)          (395,638)
                                                                               -------------------  -----------------
        Net loans                                                                      67,031,299         66,377,404
    Premises and equipment                                                              2,092,436          1,647,253
    Federal Home Loan Bank stock                                                          727,400            727,400
    Other assets                                                                        4,431,259          4,115,537

                                                                               -------------------  -----------------
        Total assets                                                                $ 132,658,680      $ 127,482,226
                                                                               ===================  =================

Liabilities
    Deposits
     Non-interest bearing                                                               $ 862,230          $ 673,479
     Interest bearing                                                                  89,697,415         85,300,789
                                                                               -------------------  -----------------
        Total deposits                                                                 90,559,645         85,974,268
    Borrowings                                                                          5,000,000          5,000,000
    Advances by borrowers for
      taxes and insurance                                                                 532,414            339,217
    Other liabilities                                                                   1,721,807          1,257,094
                                                                               -------------------  -----------------
        Total liabilities                                                              97,813,866         92,570,579
                                                                               -------------------  -----------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                                           22,724             22,724
    Additional paid-in capital                                                         21,843,433         21,841,913
    Retained earnings                                                                  16,569,999         16,472,853
    Accumulated other comprehensive income                                                 68,940             30,699
                                                                               -------------------  -----------------
                                                                                       38,505,096         38,368,189

    Less:
    Unallocated employee stock ownership plan shares                                   (1,585,162)        (1,623,809)
    Treasury stock                                                                     (1,291,636)        (1,006,511)
    Unallocated MRP shares                                                               (783,484)          (826,222)

                                                                               -------------------  -----------------
    Total stockholders' equity                                                         34,844,814         34,911,647

                                                                               -------------------  -----------------
        Total liabilities and stockholders' equity                                  $ 132,658,680      $ 127,482,226
                                                                               ===================  =================


    See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statement of Income

                                                                                For the
                                                                           Three Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2000                1999
--------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Interest Income
    Loans receivable                                                    $ 1,370,190         $ 1,150,982
    Investment securities                                                   795,483             708,325
    Deposits with financial institutions                                    144,257             152,481
    Federal funds sold                                                       12,135               9,077
    Other interest and dividend income                                       15,575              19,581
                                                                  ------------------  ------------------
        Total interest income                                             2,337,640           2,040,446
                                                                  ------------------  ------------------

Interest Expense
    Deposits                                                              1,109,275           1,001,501
    Borrowings                                                               82,608                   0
    Other                                                                    17,264              14,417
                                                                  ------------------  ------------------
        Total interest expense                                            1,209,147           1,015,918
                                                                  ------------------  ------------------

Net Interest Income                                                       1,128,493           1,024,528
                                                                  ------------------  ------------------

    Provision for Loan Losses                                                45,000              45,000
                                                                  ------------------  ------------------

Net Interest Income after Provision                                       1,083,493             979,528

Noninterest Income
    Increase in cash surrrender values
       of life insurance                                                     22,974              24,048
    Net gains on loan sales                                                 130,935             154,652
    Other Income                                                             79,217              41,116
                                                                  ------------------  ------------------
        Total noninterest income                                            233,126             219,816
                                                                  ------------------  ------------------

Noninterest Expense
    Salaries and employee benefits                                          564,758             410,916
    Net occupancy expense                                                    42,501              44,723
    Equipment expense                                                        63,671              44,612
    Deposit insurance expense                                                 4,397              16,253
    Data processing fees                                                     34,971              30,700
    Other expense                                                           240,350             215,129
                                                                  ------------------  ------------------
        Total noninterest expense                                           950,648             762,333
                                                                  ------------------  ------------------

Income Before Income Tax                                                    365,971             437,011
    Income tax expense                                                      114,776             147,287
                                                                  ------------------  ------------------

Net Income                                                                $ 251,195           $ 289,724
                                                                  ==================  ==================

    Basic earnings per share                                                 $ 0.13              $ 0.14
    Diluted earnings per share                                               $ 0.13              $ 0.14
    Weighted average number shares outstanding - Basic                    1,906,341           2,130,257
    Weighted average number shares outstanding - Diluted                  1,940,279           2,130,257



See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital


                                              Common Stock                                                             Accumulated
                                         ------------------------    Additional                                           Other
                                            Shares                    Paid-in       Comprehensive     Retained        Comprehensive
                                          Outstanding     Amount      Capital          Income         Earnings            Income
                                         -------------------------------------------------------------------------------------------

Balances, June 30, 2000                     2,272,400    $22,724    $21,841,913                       $16,472,853        $30,699

   Net income                                                                          $251,195           251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                              38,241                           38,241

                                                                                   -------------
   Comprehensive income (unaudited)                                                    $289,436
                                                                                   =============
   Cash dividends paid ($0.08 per share)                                                                 (154,049)
   Employee Stock Ownership Plan
    shares allocated                                                      2,784
   MRP shares allocated                                                  (1,264)
   Treasury shares purchased

                                         ---------------------------------------                  ----------------------------------
Balances, Sept 30, 2000 (unaudited)         2,272,400    $22,724    $21,843,433                       $16,569,999        $68,940
                                         =======================================                  ==================================




                                          Unallocated     Unallocated
                                             ESOP             MRP          Treasury
                                            Shares           Shares         Shares         Total
                                        -----------------------------------------------------------

Balances, June 30, 2000                   ($1,623,809)     ($826,222)   ($1,006,511)   $34,911,647

   Net income                                                                              251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                                 38,241


   Comprehensive income (unaudited)

   Cash dividends paid ($0.08 per share)                                                  (154,049)
   Employee Stock Ownership Plan
    shares allocated                           38,647                                       41,431
   MRP shares allocated                                       42,738                        41,474
   Treasury shares purchased                                               (285,125)      (285,125)

                                        -----------------------------------------------------------
Balances, Sept 30, 2000 (unaudited)       ($1,585,162)     ($783,484)   ($1,291,636)   $34,844,814
                                        ===========================================================

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                                                                          Three Months Ended
                                                                             September 30,
                                                                 ------------------------------------
                                                                       2000               1999
                                                                 ------------------ -----------------
                                                                               (Unaudited)
Net Cash Provided by Operating Activities                                 $530,555        $1,040,175

Investing Activities
   Net change in interest-bearing deposits                                  99,000           396,000
   Proceeds from maturities of securities available for sale               201,047           742,189
   Purchases of securities held to maturity                             (4,057,420)      (10,273,981)
   Proceeds from maturities of securities held to maturity               5,168,884         5,198,525
   Net change in loans                                                    (698,895)       (2,869,137)
   Purchases of premises and equipment                                    (486,336)          (11,860)

                                                                 ------------------ -----------------
     Net cash provided (used) by investing activities                      226,280        (6,818,264)
                                                                 ------------------ -----------------

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                                 32,577           260,835
     Certificates of deposit                                             4,552,800        (1,856,545)
     Advances by borrows for taxes and insurance                           193,197           159,231
   Refunded conversion expenses                                                  0            20,816
   Purchase of ESOP shares                                                       0          (980,411)
   Purchase treasury shares                                               (285,125)                0
   Dividends paid                                                         (154,049)                0

                                                                 ------------------ -----------------
       Net cash provided (used) by financing activities                  4,339,400        (2,396,074)
                                                                 ------------------ -----------------

Net Change in Cash and Cash Equivalents                                  5,096,235        (8,174,163)

Cash and Cash Equivalents, Beginning of Period                           6,393,494        16,698,123
                                                                 ------------------ -----------------

Cash and Cash Equivalents, End of Period                               $11,489,729        $8,523,960
                                                                 ================== =================

Additional Cash Flow Information
   Interest paid                                                          $748,769          $590,120
   Income tax paid                                                          40,500           135,858



   See notes to unaudited consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's annual report to shareholders.


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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

     Total consolidated assets of the Company increased $5.2 million from $127.5 million at June 30, 2000 to $132.7 million at September 30, 2000. This growth in assets occurred primarily in cash and cash equivalents and loans offset by a decline in investment securities. The growth in total assets was primarily funded by growth in total deposits. First Federal Savings Bank ("First
Federal"), a wholly owned subsidiary of the Company, will open a new office location in Newburgh, Indiana during November 2000. Also, in July 2000, First Federal entered into an agreement to acquire two existing offices in Evansville, Indiana from Old National Bank. First Federal will acquire approximately $42 million in deposits and $22 million in loans as part of the transaction.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased by $5.1 million from $6.4 million at June 30, 2000 to $11.5 million at September 30, 2000. This increase was the result of higher liquidity needs as First Federal increased its emphasis on both mortgage and consumer lending.

     Investment securities decreased $1.2 million from $47.0 million at June 30, 2000 to $45.8 million at September 30, 2000. This decline was the result of the Bank reinvesting a portion of the proceeds from investment security maturities and principal repayments into its mortgage and consumer loan portfolios.

     Net loans grew $654,000 from $66.4 million at June 30, 2000 to $67.0 million at September 30, 2000. This increase is primarily attributable to a $954,000 increase in mortgage loans, which grew to $46.6 million at September 30, 2000. First Federal has always been a strong mortgage lender and continues to expand its consumer lending operation. In addition, First Federal has formed a commercial loan department, which will begin operations by December 2000. During the quarter, First Federal originated $9.0 million of indirect automobile loans of which it retained $1.0 million for its own portfolio. It is management's intent to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

   The allowance for loan losses increased from $396,000 at June 30, 2000 to $402,000 at September 30, 2000. The ratios of the Company's allowance for loan losses to total loans were 0.60% and 0.59% at September 30, 2000 and June 30, 2000, respectively. During that same period, the Company's non-performing assets increased from $112,000 to $163,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 355.75% and 465.88% at September 30, 2000 and June 30, 2000, respectively.

     Total deposits increased $4.6 million from $86.0 million at June 30, 2000 to $90.6 million at September 30, 2000. This increase occurred in certificates of deposit and was primarily the result of aggressive pricing for deposits.

     Total stockholders' equity decreased $67,000 from $34.9 million at June 30, 2000 to $34.8 million at September 30, 2000. This decline was attributable to a $154,000 dividend to shareholders and, in accordance with its stock repurchase program, the purchase of First Bancorp stock totaling $285,000. Increasing stockholders' equity were net income of $251,000, an increase of $38,000 in net unrealized gains on securities available for sale and an $83,000 allocation of ESOP and MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL. Net income for the quarter ended September 30, 2000 decreased $39,000, or 13%, from $290,000 for the quarter ended September 30, 1999 to $251,000 for the quarter ended September 30, 2000. This was attributable to an increase in noninterest expense and was partially offset by increases in both net interest and noninterest income. The Company's net interest rate spread increased from 2.28% for the quarter ended September 30, 1999 to 2.48% for the quarter ended September 30, 2000. The return on average assets was 0.77% for the quarter ended September 30, 2000 compared to 0.93% for the same quarter during 1999 and the return on average equity was 2.88% for the quarter ended September 30, 2000 compared to 3.22% for the same quarter during 1999.

     NET INTEREST INCOME. Net interest income for the quarter ended September 30, 2000 increased $104,000, or 10%, from $1.0 million during the quarter ended September 30, 1999 to $1.1 million for the quarter ended September 30, 2000.

     The increase in net interest income was attributable to a $297,000 increase in total interest income from $2.0 million for the quarter ended September 30, 1999 to $2.3 million for the same quarter during 2000. This increase was primarily the result of a $219,000 increase in interest income from loans and an $87,000 increase in interest income from investment securities. Average loans outstanding increased to $66.5 million with an average yield of 8.24% for the quarter ended September 30, 2000 from $57.9 with an average yield of 7.96% for the same period in the prior year. The increase in interest income from investment securities was due to a higher average yield of 6.94% for the quarter ended September 30, 2000 as compared to 6.12% for the same period in 1999. The higher average yields were a result of a higher rate environment for the quarter ended September 30, 2000 as compared to the same period in 1999.

     The increase in interest income was partially offset by a $193,000 increase in interest expense from $1.0 million during the quarter ended September 30, 1999 to $1.2 million for the quarter ended September 30, 2000. This was the result of average deposits increasing from $86.1 million for the quarter ended September 30, 1999 to $88.1 million for the quarter ended September 30, 2000, and the average cost of those deposits increasing from 4.66% to 5.03% for the same respective periods. In addition, interest expense on borrowings from the FHLB was $83,000 as compared to none for the same period one year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended September 30, 2000 was $45,000, consistent with the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $233,000 for the quarter ended September 30, 2000 compared to $220,000 for the same period in the prior year, an increase of $13,000. The increase was attributable to a $38,000 increase in other income, which consisted of delinquency fees, ATM fees, service and overdraft fees, and insurance sales fees. This increase was partially offset by a decline in fee income generated through the sale of consumer loans into the secondary market.

     NONINTEREST EXPENSE. Total noninterest expense increased to $951,000 for the quarter ended September 30, 2000 as compared to $762,000 for the same period in 1999, an increase of $189,000. Salaries and employee benefits totaled $565,000 during the quarter ended September 30, 2000, $154,000 higher than the $411,000 recorded during the same period in 1999. Approximately $41,000 of the increase in salaries and employee benefits expense is a result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholders at the annual meeting in November 1999. Compensation expense is also approximately $51,000 higher for the three months ended September 30, 2000 due to increased staffing levels as First Federal prepared to begin commercial lending operations and the opening of three new branches during November 2000. Retirement and medical expenses were also higher by $26,000 and $10,000, respectively, for the quarter ended September 30, 2000. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Equipment expense increased $19,000, to $64,000 during the quarter ended September 30, 2000 as compared to $45,000 during the same period last year. This increase was primarily the result of increased depreciation. During the past year, First Federal upgraded three ATM machines and continued to invest in and upgrade equipment to enhance data communications within and between offices. First Federal also invested in equipment and software to automate the loan approval and underwriting process.

     Other noninterest expense increased $25,000, to $240,000 during the quarter ended September 30, 2000 as compared to $215,000 during the same period in 1999. This was primarily attributable to a $19,000 increase in advertising expenses as First Federal took a more aggressive role in marketing its products. The balance of the increase was due to small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $115,000 for the quarter ended September 30, 2000, compared to $147,000 for the same period in 1999. The decrease is attributable to a lower taxable income for the quarter. The effective tax rates for the quarters ended September 30, 2000 and 1999 were 31.4% and 33.6%.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At September 30, 2000, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 18.4%.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2000, cash and cash equivalents totaled $11.5 million, or 8.7% of total assets. At September 30, 2000, First Federal had commitments to fund loans of $3.7 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $38.5 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

   Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At September 30, 2000, First Federal had approximately $10.0 million remaining available to it under its borrowing arrangement with the Federal Home Loan Bank. At September 30, 2000, First Federal had $5.0 million of borrowings from the Federal Home Loan Bank.

     Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of September 30, 2000, First Federal exceeded its minimum capital requirements.


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

     Although First Bancorp has not yet completed its interest rate sensitivity analysis for September 30, 2000, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders at June 30, 2000.

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

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits
     27 - Financial Data Schedule

b.  Forms 8-K
     No Forms 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                FIRST BANCORP OF INDIANA, INC.


Dated: November 9, 2000         By:  /s/ Harold Duncan
                                     ----------------------------------------
                                     Harold Duncan
                                     President, Chief Executive Officer
                                     and Chairman of the Board
                                     (principal executive officer)

Dated: November 9, 2000         By:  /s/ Christopher A. Bengert
                                     -----------------------------------------
                                     Christopher A. Bengert
                                     Treasurer
                                    (principal financial and accounting officer)