Form 10-Q
period 2000-12-31
FIRST BANCORP OF INDIANA INC
filed 2001-02-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,122,856 shares of common stock, par value $0.01 per share, were outstanding as of February 7, 2001.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                            Page

Part I    Financial Information

Item 1.   Consolidated Financial Statements                                1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              5
Item 3.   Quantitative and Qualitative Disclosures about Market Risk      11

Part II   Other Information

Item 1.   Legal Proceedings                                               12
Item 2.   Changes in Securities and Use of Proceeds                       12
Item 3.   Defaults Upon Senior Securities                                 12
Item 4.   Submission of Matters to a Vote of Security Holders             12
Item 5.   Other Information                                               12
Item 6.   Exhibits and Reports on Form 8-K                                12

                       FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                              December 31, 2000     June 30, 2000
--------------------------------------------------------------------------------------------------
               (Unaudited)
Assets
    Cash and due from banks                                       $ 3,915,543        $ 1,448,002
    Interest-bearing demand deposits                               10,938,339          3,590,492
    Federal funds sold                                              1,127,000          1,355,000
                                                               ---------------    ---------------
        Total cash and cash equivalents                            15,980,882          6,393,494
    Interest-bearing deposits                                         891,000          1,188,000
    Investment securities
      Available for sale                                            8,195,025          8,541,057
      Held to maturity                                             45,837,863         38,492,081
                                                               ---------------    ---------------
        Total investment securities                                54,032,888         47,033,138
    Loans                                                          92,482,852         66,773,042
    Allowance for loan losses                                        (587,654)          (395,638)
                                                               ---------------    ---------------
        Net loans                                                  91,895,198         66,377,404
    Premises and equipment                                          3,218,184          1,647,253
    Goodwill and core deposit intangibles                           2,445,664                  0
    Federal Home Loan Bank stock                                      727,400            727,400
    Other assets                                                    4,388,829          4,115,537
                                                               ---------------    ---------------
        Total assets                                            $ 173,580,045      $ 127,482,226
                                                               ===============    ===============

Liabilities
    Deposits
     Non-interest bearing                                         $ 3,678,969          $ 673,479
     Interest bearing                                             127,869,268         85,300,789
                                                               ---------------    ---------------
        Total deposits                                            131,548,237         85,974,268
    Borrowings                                                      5,000,000          5,000,000
    Advances by borrowers for
      taxes and insurance                                             401,787            339,217
    Other liabilities                                               1,493,237          1,257,094
                                                               ---------------    ---------------
        Total liabilities                                         138,443,261         92,570,579
                                                               ---------------    ---------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                       22,724             22,724
    Additional paid-in capital                                     21,846,628         21,841,913
    Retained earnings                                              16,911,890         16,472,853
    Accumulated other comprehensive income                            120,980             30,699
                                                               ---------------    ---------------
                                                                   38,902,222         38,368,189

    Less:
    Unallocated employee stock ownership plan
    shares -- 151,492 and 166,642 shares                           (1,546,514)        (1,623,809)
    Treasury stock, at cost -- 149,544 and 107,344 shares          (1,478,177)        (1,006,511)
    Unallocated MRP shares -- 78,773 and 90,896 shares               (740,747)          (826,222)
                                                               ---------------    ---------------
    Total stockholders' equity                                     35,136,784         34,911,647
                                                               ---------------    ---------------
        Total liabilities and stockholders' equity              $ 173,580,045      $ 127,482,226
                                                               ===============    ===============

See notes to unaudited consolidated financial statements

                 FIRST BANCORP OF INDIANA, INC.
                        AND SUBSIDIARY

               Consolidated Statement of Income

                                                                              For the                            For the
                                                                        Three Months Ended                   Six Months Ended
                                                                            December 31,                        December 31,
                                                                --------------------------------  ----------------------------------
                                                                      2000           1999              2000              1999
------------------------------------------------------------------------------------------------  --------------------------------
                                                                  (Unaudited)                       (Unaudited)

Interest Income

    Loans receivable                                                 $ 1,660,077    $ 1,231,682       $ 3,030,267     $ 2,387,633
    Investment securities                                                855,740        708,650         1,651,223       1,416,974
    Deposits with financial institutions                                 202,621         92,934           346,878         245,415
    Federal funds sold                                                    10,562          8,587            22,697          17,664
    Other interest and dividend income                                    15,576         14,667            31,151          29,335
                                                                ----------------- --------------  ----------------  --------------
        Total interest income                                          2,744,576      2,056,520         5,082,216       4,097,021
                                                                ----------------- --------------  ----------------  --------------

Interest Expense

    Deposits                                                           1,424,815        962,692         2,534,091       1,964,193
    Borrowings                                                            82,609              0           165,217               0
    Other                                                                 17,264         14,417            34,528          28,834
                                                                ----------------- --------------  ----------------  --------------
        Total interest expense                                         1,524,688        977,109         2,733,836       1,993,027
                                                                ----------------- --------------  ----------------  --------------

Net Interest Income                                                    1,219,888      1,079,411         2,348,380       2,103,994
                                                                ----------------- --------------  ----------------  --------------

    Provision for Loan Losses                                            234,000         49,342           279,000          94,342
                                                                ----------------- --------------  ----------------  --------------

Net Interest Income after Provision                                      985,888      1,030,069         2,069,380       2,009,652

Noninterest Income
    Increase in cash surrrender values
       of life insurance                                                  22,974         24,048            45,948          48,096
    Net gains (losses) on loan sales                                     137,070        150,346           268,005         304,997
    Gain on sale of land                                                 388,924              0           388,924               0
    Other Income                                                         116,628         51,227           195,845          92,289
                                                                ----------------- --------------  ----------------  --------------
        Total noninterest income                                         665,596        225,621           898,722         445,382
                                                                ----------------- --------------  ----------------  --------------

Noninterest Expense

    Salaries and employee benefits                                       680,086        525,178         1,244,844         936,093
    Net occupancy expense                                                 50,805         49,346            93,306          94,069
    Equipment expense                                                     80,876         52,693           144,547          97,306
    Deposit insurance expense                                              5,379         12,807             9,775          29,060
    Data processing fees                                                  50,138         21,434            85,109          52,134
    Other expense                                                        273,108        290,355           513,459         505,483
                                                                ----------------- --------------  ----------------  --------------
        Total noninterest expense                                      1,140,392        951,813         2,091,040       1,714,145
                                                                ----------------- --------------  ----------------  --------------

Income Before Income Tax                                                 511,092        303,877           877,062         740,889
    Income tax expense                                                   169,201         93,173           283,976         240,461
                                                                ----------------- --------------  ----------------  --------------

Net Income                                                             $ 341,891      $ 210,704         $ 593,086       $ 500,428
                                                                ================= ==============  ================  ==============

    Basic earnings per share                                              $ 0.18         $ 0.10            $ 0.31          $ 0.24
    Diluted earnings per share                                            $ 0.18         $ 0.10            $ 0.31          $ 0.24
    Weighted average number shares outstanding - Basic                 1,892,428      2,103,994         1,899,384       2,117,126
    Weighted average number shares outstanding - Diluted               1,933,019      2,103,994         1,936,649       2,117,126

See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital

                                            Common Stock
                                        ----------------------  Additional
                                          Shares                 Paid-in        Comprehensive    Retained
                                        Outstanding  Amount      Capital           Income        Earnings
                                        ---------------------------------------------------------------------
Balances, June 30, 2000                   2,272,400   $22,724    $21,841,913                     $16,472,853

   Net income                                                                       $251,195         251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                           38,241
                                                                                -------------
   Comprehensive income (unaudited)                                                 $289,436
                                                                                =============
   Cash dividends paid ($0.08 per share)                                                            (154,049)
   Employee Stock Ownership Plan
    shares allocated                                                   2,784
   MRP shares allocated                                               (1,264)
   Treasury shares purchased
                                        -------------------------------------                  --------------
Balances, Sept. 30, 2000 (unaudited)      2,272,400   $22,724    $21,843,433                     $16,569,999
                                        =====================================                  ==============


   Net income                                                                       $341,891         341,891
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                           52,040
                                                                                -------------
   Comprehensive income (unaudited)                                                 $393,931
                                                                                =============
   Employee Stock Ownership Plan
    shares allocated                                                   4,459
   MRP shares allocated                                               (1,264)
   Treasury shares purchased
                                        -------------------------------------                  --------------
Balances, Dec. 31, 2000 (unaudited)       2,272,400   $22,724    $21,846,628                     $16,911,890
                                        =====================================                  ==============


                                                  Accumulated
                                                    Other         Unallocated   Unallocated
                                                 Comprehensive      ESOP           MRP         Treasury
                                                    Income         Shares         Shares        Shares         Total
                                             ---------------------------------------------------------------------------
Balances, June 30, 2000                             $30,699     ($1,623,809)     ($826,222)  ($1,006,511)   $34,911,647

   Net income                                                                                                   251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                          38,241                                                      38,241

   Comprehensive income (unaudited)

   Cash dividends paid ($0.08 per share)                                                                       (154,049)
   Employee Stock Ownership Plan
    shares allocated                                                 38,647                                      41,431
   MRP shares allocated                                                             42,738                       41,474
   Treasury shares purchased                                                                    (285,125)      (285,125)
                                             ---------------------------------------------------------------------------
Balances, Sept. 30, 2000 (unaudited)                $68,940     ($1,585,162)     ($783,484)  ($1,291,636)   $34,844,814
                                             ===========================================================================


   Net income                                                                                                   341,891
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                          52,040                                                      52,040

   Comprehensive income (unaudited)

   Employee Stock Ownership Plan
    shares allocated                                                 38,648                                      43,107
   MRP shares allocated                                                             42,737                       41,473
   Treasury shares purchased                                                                    (186,541)      (186,541)
                                             ---------------------------------------------------------------------------
Balances, Dec. 31, 2000 (unaudited)                $120,980     ($1,546,514)     ($740,747)  ($1,478,177)   $35,136,784
                                             ===========================================================================

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                                                                             Year to Date
                                                                             December 31,
                                                                 ------------------------------------
                                                                       2000               1999
                                                                 ------------------ -----------------
                                                                    (Unaudited)
Net Cash Provided by Operating Activities                               $1,067,566          $985,490

Investing Activities
   Net change in interest-bearing deposits                                 297,000           396,000
   Proceeds from maturities of securities available for sale               518,610         1,272,861
   Purchases of securities held to maturity                            (15,456,621)      (13,520,594)
   Proceeds from maturities of securities held to maturity               8,101,884        12,618,912
   Net change in loans                                                 (25,796,794)       (6,097,172)
   Purchases of premises and equipment                                  (1,695,070)           42,032
   Acquisition of deposits (net of cash acquired)                       (2,460,011)                0
                                                                 ------------------ -----------------
     Net cash used by investing activities                             (36,491,002)       (5,287,961)
                                                                 ------------------ -----------------

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                             15,657,692          (682,026)
     Certificates of deposit                                            29,916,277        (2,958,715)
     Advances by borrows for taxes and insurance                            62,570            52,961
   Refunded conversion expenses                                                  0            20,816
   Purchase of ESOP shares                                                       0          (980,411)
   Purchase treasury shares                                               (471,666)                0
   Dividends paid                                                         (154,049)                0
                                                                 ------------------ -----------------
       Net cash provided (used) by financing activities                 45,010,824        (4,547,375)
                                                                 ------------------ -----------------

Net Change in Cash and Cash Equivalents                                  9,587,388        (8,849,846)

Cash and Cash Equivalents, Beginning of Period                           6,393,494        16,698,123
                                                                 ------------------ -----------------

Cash and Cash Equivalents, End of Period                               $15,980,882        $7,848,277
                                                                 ================== =================

Additional Cash Flow Information
   Interest paid                                                        $2,489,521        $1,942,313
   Income tax paid                                                         233,100           441,319

   See notes to unaudited consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's annual report to shareholders.

2.   BRANCH OPENINGS

     First Federal Savings Bank ("First Federal"), a wholly owned subsidiary of the Company, opened a new office located in Newburgh, Indiana on November 6, 2000. As of December 31, 2000, the Newburgh location accounted for approximately $4.1 million in customer deposits. On November 18, 2000, First Federal acquired two existing offices in Evansville, Indiana from Old National Bank. The assets included $22.7 million in loans, $9.3 million of cash, $1.0 million of real and personal property, $1.9 million of goodwill and $0.5 million of deposit-based intangibles. Goodwill is being amortized using the straight-line method over 25 years and the deposit-based intangibles are being amortized over 7 years using an accelerated method. The liabilities consisted of $35.1 million of customer deposits and $0.3 million of miscellaneous liabilities, consisting primarily of accrued interest on deposits and escrows.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

     Total consolidated assets of the Company increased $46.1 million from $127.5 million at June 30, 2000 to $173.6 million at December 31, 2000. First Federal opened a new office location in Newburgh, Indiana during November 2000. Also, in November 2000, First Federal acquired two existing offices in Evansville, Indiana from Old National Bank. First Federal acquired approximately $35.1 million in deposits and $22.7 million in loans as part of the transaction. In conjunction with the opening of the three new offices, First Federal developed a commercial lending department that began processing loans in November 2000.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased by $9.6 million from $6.4 million at June 30, 2000 to $16.0 million at December 31, 2000. First Federal received approximately $9.3 million in cash from Old National Bank as part of the acquisition of the two existing offices in Evansville, Indiana. In addition to the deposits acquired from Old National Bank, First Federal had an inflow of deposits of approximately $10.4 million. The increase in cash and cash equivalents is the result of higher liquidity needs associated with having both a larger loan and deposit base and the additional liquidity requirements needed to meet the demands of commercial loan and commercial checking customers.

     Investment securities increased $7.0 million from $47.0 million at June 30, 2000 to $54.0 million at December 31, 2000. This increase was primarily the result of management's effort to increase interest income by investing excess cash into higher yielding investment securities.

     Net loans grew $25.5 million from $66.4 million at June 30, 2000 to $91.9 million at December 31, 2000. This increase was primarily attributable to the $14.3 million in mortgage loans, $3.6 million in consumer loans, $3.2 million in credit line equity loans and $1.6 million in commercial loans acquired with the acquisition of two existing offices from Old National Bank. First Federal has always been a strong mortgage lender and continues to expand its consumer lending operation. In addition, First Federal has formed a commercial loan department, which began operations in November 2000. During the period, First Federal originated $21.3 million of indirect automobile loans of which it retained $5.1 million for its own portfolio. It is management's intent to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

     The allowance for loan losses increased from $396,000 at June 30, 2000 to $588,000 at December 31, 2000. The ratios of the Company's allowance for loan losses to total loans were 0.64% and 0.59% at December 31, 2000 and June 30, 2000, respectively. During that same period, the Company's non-performing assets increased from $112,000 to $139,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 593.94% and 465.88% at December 31, 2000 and June 30, 2000, respectively.

     Total deposits increased $45.5 million from $86.0 million at June 30, 2000 to $131.5 million at December 31, 2000. The increase in total deposits was primarily attributable to the $35.1 million in deposits acquired with the acquisition of two existing offices in Evansville, Indiana from Old National Bank. The new branch office opened in Newburgh, Indiana added $4.1 million to total deposits while interest added to accounts totaled $2.4 million for the period. The balance of the increase was primarily the result of aggressive pricing for deposits.

     Other liabilities increased $236,000 from $1.3 million at June 30, 2000 to $1.5 million at December 31, 2000. This increase was primarily attributable to an increase in accrued interest payable on deposits resulting from the larger deposit base compared to June 30, 2000.

     Total stockholders' equity increased $225,000 from $34.9 million at June 30, 2000 to $35.1 million at December 31, 2000. This increase was primarily attributable to net income of $593,000. Also increasing stockholders' equity was an increase of $90,000 in net unrealized gains on securities available for sale and a $168,000 allocation of ESOP and MRP shares. Decreasing stockholders' equity were a $154,000 dividend to shareholders and, in accordance with its stock repurchase program, the purchase of First Bancorp stock totaling $472,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     GENERAL. Net income for the quarter ended December 31, 2000 increased $131,000 or 62.1% from $211,000 for the quarter ended December 31, 1999 to $342,000 for the quarter ended December 31, 2000. This was primarily attributable to increases in noninterest income and net interest income, which were partially offset by an increase in noninterest expense and an increase in the provision for loan losses. As a result of its acquisition and branch growth, the Company also had a larger amount of interest-earning assets compared to last year. The Company's net interest rate spread decreased slightly from 2.56% for the quarter ended December 31, 1999 to 2.52% for the quarter ended December 31, 2000. The return on average assets increased to 0.89% for the quarter ended December 31, 2000 compared to 0.70% for the same quarter during 1999 and the return on average equity was 3.92% for the quarter ended December 31, 2000 compared to 2.35% for the same quarter during 1999.

     NET INTEREST INCOME. Net interest income for the quarter ended December 31, 2000 increased $140,000 from $1.1 million during the quarter ended December 31, 1999 to $1.2 million for the quarter ended December 31, 2000.

     The increase in net interest income was attributable to a $688,000 increase in total interest income from $2.1 million for the quarter ended December 31, 1999 to $2.7 million for the same quarter during 2000. This increase was primarily the result of a $428,000 increase in interest income from loans, a $147,000 increase in interest income from investment securities, and a $110,000 increase in interest income from deposits with financial institutions. Average loans outstanding increased to $78.3 million with an average yield of 8.48% for the quarter ended December 31, 2000 from $60.6 with an average yield of 8.13% for the same period in the prior year. For the quarter ended December 31, 2000, the average balance of investment securities outstanding increased to $49.1 million and the average balance of deposits with financial institutions increased to $12.1 million compared to $45.1 million and $6.8 million, respectfully, for the same period in 1999. The average yield on investment securities increased from 6.29% to 6.97% and the average yield on deposits with financial institutions increased from 5.44% to 6.71% for the quarter ended December 31, 2000 as compared to the same period in 1999.

     The increase in interest income was partially offset by a $548,000 increase in interest expense from $1.0 million during the quarter ended December 31, 1999 to $1.5 million for the quarter ended December 31, 2000. This was primarily the result of average deposits increasing from $83.2 million for the quarter ended December 31, 1999 to $110.0 million for the quarter ended December 31, 2000, and the average cost of those deposits increasing from 4.63% to 5.18% for the same respective periods. In addition, interest expense on borrowings from the FHLB was $83,000 compared to none for the same period one year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended December 31, 2000 was $234,000 compared to $49,000 for the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the quarter ended December 31, 2000 were $48,000 compared to $25,000 for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $666,000 for the quarter ended December 31, 2000 compared to $226,000 for the same period in the prior year, an increase of $440,000. The increase was primarily attributable to a pretax gain of $389,000 on the sale of property First Federal had held for a possible future branch location. The property being held by First Federal was in close proximity to one of the offices acquired from Old National Bank and was therefore no longer needed. The increase in noninterest income was also attributable to a $66,000 increase in other income to $117,000 for the quarter ended December 31, 2000 as compared to $51,000 for the quarter ended December 31, 1999. The increase in other income occurred primarily in service and overdraft fees on deposit accounts, delinquency fees, and insurance sales fees. These increases were partially offset by a decline in fee income generated through the sale of consumer loans into the secondary market as compared to the same quarter ended December 31, 1999.

     NONINTEREST EXPENSE. Total noninterest expense increased to $1.1 million for the quarter ended December 31, 2000 as compared to $952,000 for the same period in 1999, an increase of $188,000. Salaries and employee benefits totaled $680,000 during the quarter ended December 31, 2000, which was $155,000 higher than the $525,000 recorded during the same period in 1999. Approximately $41,000 of the increase in salaries and employee benefits expense is a result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholders at the annual meeting in November 1999. Compensation expense is also approximately $78,000 higher for the three months ended December 31, 2000 due to increased staffing levels as First Federal began commercial lending operations and the operation of three new branches during November 2000. Retirement and medical expenses were also higher by $29,000 and $4,000, respectively, for the quarter ended December 31, 2000. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Equipment expense increased $28,000, to $81,000 during the quarter ended December 31, 2000 as compared to $53,000 during the same period last year. This increase was primarily the result of increased depreciation. During the past year, First Federal added three branches, upgraded three ATM machines and continued to invest in and upgrade equipment to enhance data communications within and between offices. First Federal also invested in equipment and software to automate the loan approval and underwriting process.

     Data processing expenses increased $29,000, to $50,000 during the quarter ended December 31, 2000 as compared to $21,000 for the same period in 1999. At December 31, 2000, First Federal was operating seven full service offices, with over 13,300 deposit accounts and over 4,400 loan accounts, compared to four offices, 7,700 deposit accounts and 2,600 loan accounts at December 31, 1999. During that same period, First Federal also added a commercial loan department and expanded its deposit servicing area. The combination of additional locations, increased customer base, and additional expenses incurred by First Federal in converting data for the two branches it acquired in November, accounted for the increase in data processing expense.

     The above increases were partially offset by a $17,000 decrease in other noninterest expense and a $7,000 decrease in deposit insurance expense during the quarter ended December 31, 2000 as compared to the same period in 1999. The decrease in other noninterest expense was primarily due to lower legal fees for the quarter ending December 31, 2000 as compared to the same period in 1999. For the quarter ended December 31, 1999, First Federal incurred legal and other fees in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The reduction in legal fees was partially offset by the amortization of intangibles of $14,000 for the quarter ended December 31, 2000 as compared to none for the same period last year.

     INCOME TAXES. Total income tax expense was $169,000 for the quarter ended December 31, 2000, compared to $93,000 for the same period in 1999. The increase is attributable to increased taxable income. The effective tax rates for the quarters ended December 31, 2000 and 1999 were 33.1% and 30.6%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

     GENERAL. Net income for the six months ended December 31, 2000 increased $93,000 or 18.6% from $500,000 for the six months ended December 31, 1999 to $593,000 for the six months ended December 31, 2000. This was primarily attributable to increases in noninterest income and net interest income. The Company's net interest rate spread increased from 2.42% for the six months ended December 31, 1999 to 2.49% for the six months ended December 31, 2000. As a result of its acquisition and branch growth, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.84% for the six months ended December 31, 2000 compared to 0.81% for the same period during 1999 and the return on average equity was 3.40% for the six months ended December 31, 2000 compared to 2.78% for the same period during 1999.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 2000 increased $244,000 from $2.1 million during the six months ended December 31, 1999 to $2.3 million for the same period ended December 31, 2000.

     The increase in net interest income was attributable to a $985,000 increase in total interest income from $4.1 million for the six months ended December 31, 1999 to $5.1 million for the same period during 2000. This increase was primarily the result of a $643,000 increase in interest income from loans and a $234,000 increase in interest income from investment securities. Average loans outstanding increased to $72.4 million with an average yield of 8.37% for the six months ended December 31, 2000 from $59.2 with an average yield of 8.07% for the same period in the prior year. The increase in interest income from investment securities was primarily due to a higher average yield of 6.95% for the six months ended December 31, 2000 as compared to 6.20% for the same period in 1999. The higher average yields were a result of a higher rate environment for the six months ended December 31, 2000 as compared to the same period in 1999.

     The increase in net interest income was partially offset by a $741,000 increase in interest expense from $2.0 million during the six months ended December 31, 1999 to $2.7 million for the six months ended December 31, 2000. This was the result of average deposits increasing from $84.6 million for the six months ended December 31, 1999 to $99.1 million for the six months ended December 31, 2000, and the average cost of those deposits increasing from 4.64% to 5.12% for the same respective periods. In addition, interest expense on borrowings from the FHLB was $165,000 as compared to none for the same period one year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended December 31, 2000 was $279,000 compared to $94,000 for the same period in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the period reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the six months ended December 31, 2000 were $87,000 compared to $35,000 for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $899,000 for the six months ended December 31, 2000 compared to $445,000 for the same period in the prior year, an increase of $454,000. The increase was primarily attributable to a pretax gain of $389,000 on the sale of property First Federal had held for a possible future branch location. The property being held by First Federal was in close proximity to one of the offices acquired from Old National Bank and was therefore no longer needed. The increase in noninterest income was also attributable to a $104,000 increase in other income to $196,000 for the six months ended December 31, 2000 as compared to $92,000 for the six months ended December 31, 1999. The increase in other income occurred primarily in service and overdraft fees on deposit accounts, delinquency fees, and insurance sales fees. These increases were partially offset by a decline in fee income generated through the sale of consumer loans into the secondary market as compared to the same period ended December 31, 1999.

     NONINTEREST EXPENSE. Total noninterest expense increased to $2.1 million for the six months ended December 31, 2000 as compared to $1.7 million for the same period in 1999, an increase of $377,000. Salaries and employee benefits totaled $1.2 million during the six months ended December 31, 2000, which was $309,000 higher than the $936,000 recorded during the same period in 1999. Approximately $83,000 of the increase in salaries and employee benefits expense is a result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholders at the annual meeting in November 1999. Compensation expense is also approximately $129,000 higher for the six months ended December 31, 2000 due to increased staffing levels as First Federal began commercial lending operations and the operation of three new branches during the period. Retirement and medical expenses were also higher by $51,000 and $14,000, respectively, for the six months ended December 31, 2000 as compared to the same period last year. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Equipment expense increased $48,000, to $145,000 during the six months ended December 31, 2000 as compared to $97,000 during the same period last year. This increase was primarily the result of increased depreciation. During the past year, First Federal added three branches, upgraded three ATM machines and continued to invest in and upgrade equipment to enhance data communications within and between offices. First Federal also invested in equipment and software to automate the loan approval and underwriting process.

     Data processing expenses increased $33,000, to $85,000 for the six months ended December 31, 2000 as compared to $52,000 for the same period in 1999. At December 31, 2000, First Federal was operating seven full service offices, with over 13,300 deposit accounts and over 4,400 loan accounts, compared to four offices, 7,700 deposit accounts and 2,600 loan accounts at December 31, 1999. During that same period, First Federal also added a commercial loan department and expanded its deposit servicing area. The combination of additional locations, increased customer base, and additional expenses incurred by First Federal in converting data for the two branches it acquired in November, accounted for the increase in data processing expense.

     Other noninterest expense increased $8,000, to $513,000 during the six months ended December 31, 2000 as compared to $505,000 during the same period in 1999. This was primarily attributable to a $25,000 increase in advertising expense, a $17,000 increase in office supply expense, and various other small increases in several noninterest expense categories. In addition, the amortization of intangibles was $14,000 for the six months ended December 31, 2000 as compared to none for the same period last year. The increase in other noninterest expense was partially offset by lower legal fees for the six months ending December 31, 2000 as compared to the same period in 1999. For the six months ended December 31, 1999, First Federal incurred legal and other fees in settlement of a lawsuit in connection with the acquisition of the indirect lending department.

     INCOME TAXES. Total income tax expense was $284,000 for the six months ended December 31, 2000, compared to $240,000 for the same period in 1999. The increase is attributable to increased taxable income. The effective tax rates for the six months ended December 31, 2000 and 1999 were 32.4% and 32.4%.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and, during the quarter ended December 31, 2000, was 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At December 31, 2000, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 30.6%.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2000, cash and cash equivalents totaled $16.0 million, or 9.2% of total assets. At December 31, 2000, First Federal had commitments to fund loans of $7.1 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $61.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At December 31, 2000, First Federal had approximately $10.0 million remaining available to it under its borrowing arrangement with the Federal Home Loan Bank. At December 31, 2000, First Federal had $5.0 million of borrowings from the Federal Home Loan Bank.

     Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of December 31, 2000, First Federal exceeded its minimum capital requirements.

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

     Although First Bancorp has not yet completed its interest rate sensitivity analysis for December 31, 2000, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders' at June 30, 2000. The most recent interest rate sensitivity analysis measures First Bancorp's interest rate risk at September 30, 2000. There were no material changes in information in this analysis from the information disclosed in the Company's annual report to shareholders' measuring the Bank's interest rate risk at June 30, 2000.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on November 9, 2000. The results of the vote on the matters presented at the meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                            Vote For          Vote Withheld

         Michael H. Head                    1,780,053           101,425
         James L. Will, Jr.                 1,780,453           101,025

2. The appointment of Olive LLP as auditors for the Company for the fiscal year ending June 30, 2001 was ratified by stockholders by the following vote:

              For 1,821,661         Against 14,817           Abstain 45,000


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits

     None

b.   Forms 8-K

     No Forms 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                FIRST BANCORP OF INDIANA, INC.


Dated: February 12, 2001        By: /s/ Harold Duncan
                                   ---------------------------------
                                   Harold Duncan
                                   Chief Executive Officer
                                   and Chairman of the Board
                                   (principal executive officer)

Dated: February 12, 2001        By: /s/ Christopher A. Bengert
                                   ---------------------------------
                                   Christopher A. Bengert
                                   Treasurer
                                   (principal financial and accounting officer)