Form 10-Q/A
period 2000-09-30
FIRST BANCORP OF INDIANA INC
filed 2001-04-05
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


        Indiana                                  35-2061832=
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


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

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                    Page
                                                                    ----
Part I    Financial Information

Item 1.   Consolidated Financial Statements                          1
Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations            5
Item 3.   Quantitative and Qualitative Disclosures
            about Market Risk                                        9

Part II   Other Information
Item 1.   Legal Proceedings                                         10
Item 2.   Changes in Securities and Use of Proceeds                 10
Item 3.   Defaults Upon Senior Securities                           10
Item 4.   Submission of Matters to a Vote of Security Holders       10
Item 5.   Other Information                                         10
Item 6.   Exhibits and Reports on Form 8-K                          10

                        FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                                 September 30, 2000     June 30, 2000
---------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets
    Cash and due from banks                                          $ 1,606,416         $ 1,448,002
    Interest-bearing demand deposits                                   8,813,313           3,590,492
    Federal funds sold                                                 1,070,000           1,355,000
                                                                 ----------------     ---------------
        Total cash and cash equivalents                               11,489,729           6,393,494
    Interest-bearing deposits                                          1,089,000           1,188,000
    Investment securities
      Available for sale                                               8,414,300           8,541,057
      Held to maturity                                                37,383,257          38,492,081
                                                                 ----------------     ---------------
        Total investment securities                                   45,797,557          47,033,138
    Loans                                                             67,432,859          66,773,042
    Allowance for loan losses                                           (401,560)           (395,638)
                                                                 ----------------     ---------------
        Net loans                                                     67,031,299          66,377,404
    Premises and equipment                                             2,092,436           1,647,253
    Federal Home Loan Bank stock                                         727,400             727,400
    Other assets                                                       4,431,259           4,115,537
                                                                 ----------------     ---------------
        Total assets                                               $ 132,658,680       $ 127,482,226
                                                                 ================     ===============

Liabilities
    Deposits
     Non-interest bearing                                              $ 862,230           $ 673,479
     Interest bearing                                                 89,697,415          85,300,789
                                                                 ----------------     ---------------
        Total deposits                                                90,559,645          85,974,268
    Borrowings                                                         5,000,000           5,000,000
    Advances by borrowers for
      taxes and insurance                                                532,414             339,217
    Other liabilities                                                  1,721,807           1,257,094
                                                                 ----------------     ---------------
        Total liabilities                                             97,813,866          92,570,579
                                                                 ----------------     ---------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                          22,724              22,724
    Additional paid-in capital                                        21,843,433          21,841,913
    Retained earnings                                                 16,569,999          16,472,853
    Accumulated other comprehensive income                                68,940              30,699
                                                                 ----------------     ---------------
                                                                      38,505,096          38,368,189

    Less:
    Unallocated employee stock ownership plan
    shares -- 155,280 and 166,642 shares                              (1,585,162)         (1,623,809)
    Treasury stock, at cost -- 133,344 and 107,344 shares             (1,291,636)         (1,006,511)
    Unallocated MRP shares -- 83,321 and 90,896 shares                  (783,484)           (826,222)
                                                                 ----------------     ---------------
    Total stockholders' equity                                        34,844,814          34,911,647
                                                                 ----------------     ---------------
        Total liabilities and stockholders' equity                 $ 132,658,680       $ 127,482,226
                                                                 ================     ===============

See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                        Consolidated Statement of Income

                                                                                        For the
                                                                                  Three Months Ended
                                                                                    September 30,
                                                                       --------------------------------------
                                                                             2000                1999
-------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

Interest Income
    Loans receivable                                                         $ 1,370,190         $ 1,150,982
    Investment securities                                                        795,483             708,325
    Deposits with financial institutions                                         144,257             152,481
    Federal funds sold                                                            12,135               9,077
    Other interest and dividend income                                            15,575              19,581
                                                                       ------------------  ------------------
        Total interest income                                                  2,337,640           2,040,446
                                                                       ------------------  ------------------

Interest Expense
    Deposits                                                                   1,109,275           1,001,501
    Borrowings                                                                    82,608                   0
    Other                                                                         17,264              14,417
                                                                       ------------------  ------------------
        Total interest expense                                                 1,209,147           1,015,918
                                                                       ------------------  ------------------

Net Interest Income                                                            1,128,493           1,024,528
                                                                       ------------------  ------------------

    Provision for Loan Losses                                                     45,000              45,000
                                                                       ------------------  ------------------

Net Interest Income after Provision                                            1,083,493             979,528

Noninterest Income
    Increase in cash surrrender values
       of life insurance                                                          22,974              24,048
    Net gains on loan sales                                                      130,935             154,652
    Other Income                                                                  79,217              41,116
                                                                       ------------------  ------------------
        Total noninterest income                                                 233,126             219,816
                                                                       ------------------  ------------------

Noninterest Expense
    Salaries and employee benefits                                               564,758             410,916
    Net occupancy expense                                                         42,501              44,723
    Equipment expense                                                             63,671              44,612
    Deposit insurance expense                                                      4,397              16,253
    Data processing fees                                                          34,971              30,700
    Other expense                                                                240,350             215,129
                                                                       ------------------  ------------------
        Total noninterest expense                                                950,648             762,333
                                                                       ------------------  ------------------

Income Before Income Tax                                                         365,971             437,011
    Income tax expense                                                           114,776             147,287
                                                                       ------------------  ------------------

Net Income                                                                     $ 251,195           $ 289,724
                                                                       ==================  ==================

    Basic earnings per share                                                      $ 0.13              $ 0.14
    Diluted earnings per share                                                    $ 0.13              $ 0.14
    Weighted average number shares outstanding - Basic                         1,906,341           2,130,257
    Weighted average number shares outstanding - Diluted                       1,940,279           2,130,257

See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital

                                                       Common Stock
                                              -------------------------------       Additional
                                                     Shares                           Paid-in           Comprehensive
                                                   Outstanding       Amount           Capital              Income
                                              ----------------------------------------------------------------------------

Balances, June 30, 2000                             2,272,400        $22,724         $21,841,913

    Net income                                                                                               $251,195
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                                                   38,241
                                                                                                    ------------------
    Comprehensive income (unaudited)                                                                         $289,436
                                                                                                    ==================
    Cash dividends paid ($0.08 per share)
    Employee Stock Ownership Plan
     shares allocated                                                                      2,784
    MRP shares allocated                                                                  (1,264)
    Treasury shares purchased
                                              ---------------------------------------------------                        -
Balances, Sept 30, 2000 (unaudited)                 2,272,400        $22,724         $21,843,433
                                              ===================================================                        =


                                                                            Accumulated
                                                                               Other            Unallocated           Unallocated
                                                         Retained           Comprehensive           ESOP                  MRP
                                                         Earnings              Income              Shares                Shares
                                               ------------------------------------------------------------------------------------

Balances, June 30, 2000                                $16,472,853             $30,699           ($1,623,809)          ($826,222)

    Net income                                             251,195
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                    38,241

    Comprehensive income (unaudited)

    Cash dividends paid ($0.08 per share)                 (154,049)
    Employee Stock Ownership Plan
     shares allocated                                                                                 38,647
    MRP shares allocated                                                                                                  42,738
    Treasury shares purchased
                                               ------------------------------------------------------------------------------------
Balances, Sept 30, 2000 (unaudited)                    $16,569,999             $68,940           ($1,585,162)          ($783,484)
                                               ====================================================================================



                                                     Treasury
                                                       Shares               Total
                                              -------------------------------------

Balances, June 30, 2000                            ($1,006,511)        $34,911,647

    Net income                                                             251,195
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                38,241

    Comprehensive income (unaudited)

    Cash dividends paid ($0.08 per share)                                 (154,049)
    Employee Stock Ownership Plan
     shares allocated                                                       41,431
    MRP shares allocated                                                    41,474
    Treasury shares purchased                         (285,125)           (285,125)
                                              -------------------------------------
Balances, Sept 30, 2000 (unaudited)                ($1,291,636)        $34,844,814
                                              =====================================

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

                                        FIRST BANCORP OF INDIANA, INC.


Dated: April 2, 2001                    By:  /s/ Harold Duncan
                                        ----------------------------------------
                                        Harold Duncan
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (principal executive officer)

Dated: April 2, 2001                    By:  /s/ Christopher A. Bengert
                                        ----------------------------------------
                                        Christopher A. Bengert
                                        Treasurer
                                        (principal financial and accounting
                                        officer)