Form 10-Q
period 2001-03-31
FIRST BANCORP OF INDIANA INC
filed 2001-05-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                    35-2061832
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


              2200 West Franklin Street, Evansville, Indiana 47712
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (812) 423-3196
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X   No
                                         ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,122,856 shares of common stock, par value $0.01 per share, were outstanding as of May 11, 2001.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                         FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheet

                                                                 March 31, 2001   June 30, 2000
-----------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Assets
    Cash and due from banks                                      $   5,042,440   $   1,448,002
    Interest-bearing demand deposits                                14,572,031       3,590,492
    Federal funds sold                                               1,105,000       1,355,000
                                                                 -------------   -------------
        Total cash and cash equivalents                             20,719,471       6,393,494
    Interest-bearing deposits                                          693,000       1,188,000
    Investment securities
      Available for sale                                             7,714,575       8,541,057
      Held to maturity                                              47,541,947      38,492,081
                                                                 -------------   -------------
        Total investment securities                                 55,256,522      47,033,138
    Loans                                                           98,296,168      66,773,042
    Allowance for loan losses                                         (606,484)       (395,638)
                                                                 -------------   -------------
        Net loans                                                   97,689,684      66,377,404
    Premises and equipment                                           3,192,974       1,647,253
    Goodwill and core deposit intangibles                            2,402,621               0
    Federal Home Loan Bank stock                                       750,000         727,400
    Other assets                                                     4,593,667       4,115,537
                                                                 -------------   -------------
        Total assets                                             $ 185,297,939   $ 127,482,226
                                                                 =============   =============

Liabilities
    Deposits
     Non-interest bearing                                        $   4,343,789   $     673,479
     Interest bearing                                              127,946,330      85,300,789
                                                                 -------------   -------------
        Total deposits                                             132,290,119      85,974,268
    Borrowings                                                      15,000,000       5,000,000
    Advances by borrowers for
      taxes and insurance                                              709,389         339,217
    Other liabilities                                                2,179,346       1,257,094
                                                                 -------------   -------------
        Total liabilities                                          150,178,854      92,570,579
                                                                 =============   =============

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                        22,724          22,724
    Additional paid-in capital                                      21,858,382      21,841,913
    Retained earnings                                               16,864,242      16,472,853
    Accumulated other comprehensive income                              57,789          30,699
                                                                 -------------   -------------
                                                                    38,803,137      38,368,189
    Less:
    Unallocated employee stock ownership plan
    shares - 147,712 and 166,642 shares                             (1,507,866)     (1,623,809)
    Treasury stock - 149,544 and 107,344 shares                     (1,478,177)     (1,006,511)
    Unallocated MRP shares - 74,231 and 90,896 shares                 (698,009)       (826,222)
                                                                 -------------   -------------
    Total stockholders' equity                                      35,119,085      34,911,647
                                                                 -------------   -------------
        Total liabilities and stockholders' equity               $ 185,297,939   $ 127,482,226
                                                                 =============   =============

See notes to unaudited consolidated financial statements

                 FIRST BANCORP OF INDIANA, INC.
                         AND SUBSIDIARY

                Consolidated Statement of Income

                                                                         For the                             For the
                                                                    Three Months Ended                   Nine Months Ended
                                                                         March 31,                           March 31,
                                                               -----------------------------------------------------------------
                                                                  2001              2000              2001              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)                         (Unaudited)
Interest Income
    Loans receivable                                           $ 1,985,582       $ 1,263,324       $ 5,015,849       $ 3,650,957
    Investment securities                                          901,810           790,930         2,553,033         2,207,904
    Deposits with financial institutions                           206,161           122,895           553,040           368,310
    Federal funds sold                                               9,753             9,332            32,450            26,996
    Other interest and dividend income                              14,543            14,469            45,693            43,804
                                                               -----------       -----------       -----------       -----------
        Total interest income                                    3,117,849         2,200,950         8,200,065         6,297,971
                                                               -----------       -----------       -----------       -----------
Interest Expense
    Deposits                                                     1,660,332           987,880         4,194,423         2,952,073
    Borrowings                                                     128,546            75,425           293,764            75,425
    Other                                                           19,291            17,280            53,818            46,114
                                                               -----------       -----------       -----------       -----------
        Total interest expense                                   1,808,169         1,080,585         4,542,005         3,073,612
                                                               -----------       -----------       -----------       -----------

Net Interest Income                                              1,309,680         1,120,365         3,658,060         3,224,359
                                                               -----------       -----------       -----------       -----------
    Provision for Loan Losses                                       59,000            45,000           338,000           139,342
                                                               -----------       -----------       -----------       -----------
Net Interest Income after Provision                              1,250,680         1,075,365         3,320,060         3,085,017

Noninterest Income
    Increase in cash surrrender values
       of life insurance                                            30,262            23,690            76,210            71,786
    Net gains (losses) on loan sales                                72,629           110,524           340,634           415,522
    Gain on sale of land                                                 0                 0           388,924                 0
    Other Income                                                   172,262            47,847           368,107           140,135
                                                               -----------       -----------       -----------       -----------
        Total noninterest income                                   275,153           182,061         1,173,875           627,443
                                                               -----------       -----------       -----------       -----------
Noninterest Expense
    Salaries and employee benefits                                 743,596           468,493         1,988,440         1,404,586
    Net occupancy expense                                           79,023            40,438           172,329           134,507
    Equipment expense                                               79,465            50,875           224,012           148,181
    Deposit insurance expense                                        4,453             4,537            14,228            33,597
    Data processing fees                                            59,137            43,048           144,245            95,182
    Other expense                                                  344,764           215,549           858,224           721,032
                                                               -----------       -----------       -----------       -----------
        Total noninterest expense                                1,310,438           822,940         3,401,478         2,537,085
                                                               -----------       -----------       -----------       -----------

Income Before Income Tax                                           215,395           434,486         1,092,457         1,175,375
    Income tax expense                                              58,030           147,698           342,006           388,159
                                                               -----------       -----------       -----------       -----------
Net Income                                                     $   157,365       $   286,788       $   750,451       $   787,216
                                                               ===========       ===========       ===========       ===========
    Basic earnings per share                                   $      0.08       $      0.14       $      0.40       $      0.38
    Diluted earnings per share                                 $      0.08       $      0.14       $      0.39       $      0.38
    Weighted average number shares outstanding - Basic           1,895,359         2,014,882         1,898,043         2,083,044
    Weighted average number shares outstanding - Diluted         1,962,769         2,014,882         1,945,356         2,083,044


See notes to unaudited consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
               Consolidated Statement of Changes in Equity Capital

                                            Common Stock                                                     Accumulated
                                       ---------------------    Additional                                      Other
                                           Shares                 Paid-in    Comprehensive     Retained     Comprehensive
                                        Outstanding  Amount       Capital        Income        Earnings         Income
                                       ------------------------------------------------------------------------------------
Balances, June 30, 2000                  2,272,400   $22,724    $21,841,913                    $16,472,853       $30,699

   Net income                                                                     $251,195         251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                         38,241                        38,241

                                                                              -------------
   Comprehensive income (unaudited)                                               $289,436
                                                                              =============
   Cash dividends paid ($0.08 per share)                                                          (154,049)
   Employee Stock Ownership Plan
    shares allocated                                                  2,784
   MRP shares allocated                                              (1,264)
   Treasury shares purchased

                                       -------------------------------------                 ------------------------------
Balances, Sept. 30, 2000 (unaudited)     2,272,400   $22,724    $21,843,433                    $16,569,999       $68,940
                                       =====================================                 ==============================

   Net income                                                                     $341,891         341,891
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                         52,040                        52,040

                                                                              -------------
   Comprehensive income (unaudited)                                               $393,931
                                                                              =============
   Employee Stock Ownership Plan
    shares allocated                                                  4,459
   MRP shares allocated                                              (1,264)
   Treasury shares purchased

                                       -------------------------------------                 ------------------------------
Balances, Dec. 31, 2000 (unaudited)      2,272,400   $22,724    $21,846,628                    $16,911,890      $120,980
                                       =====================================                 ==============================

   Net income                                                                     $157,365         157,365
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                        (63,191)                      (63,191)

                                                                              -------------
   Comprehensive income (unaudited)                                                $94,174
                                                                              =============
   Cash dividends paid ($0.10 per share)                                                          (205,013)
   Employee Stock Ownership Plan
    shares allocated                                                 13,018
   MRP shares allocated                                              (1,264)
                                       -------------------------------------                 ------------------------------
Balances, Mar. 31, 2001 (unaudited)      2,272,400   $22,724    $21,858,382                    $16,864,242       $57,789
                                       =====================================                 ==============================



                                         Unallocated     Unallocated
                                            ESOP            MRP         Treasury
                                           Shares          Shares        Shares         Total
                                       ---------------------------------------------------------
Balances, June 30, 2000                  ($1,623,809)     ($826,222)  ($1,006,511)  $34,911,647

   Net income                                                                           251,195
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                              38,241


   Comprehensive income (unaudited)

   Cash dividends paid ($0.08 per share)                                               (154,049)
   Employee Stock Ownership Plan
    shares allocated                          38,647                                     41,431
   MRP shares allocated                                      42,738                      41,474
   Treasury shares purchased                                             (285,125)     (285,125)

                                       ---------------------------------------------------------
Balances, Sept. 30, 2000 (unaudited)     ($1,585,162)     ($783,484)  ($1,291,636)  $34,844,814
                                       =========================================================

   Net income                                                                           341,891
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                              52,040


   Comprehensive income (unaudited)

   Employee Stock Ownership Plan
    shares allocated                          38,648                                     43,107
   MRP shares allocated                                      42,737                      41,473
   Treasury shares purchased                                             (186,541)     (186,541)

                                       ---------------------------------------------------------
Balances, Dec. 31, 2000 (unaudited)      ($1,546,514)     ($740,747)  ($1,478,177)  $35,136,784
                                       =========================================================

   Net income                                                                           157,365
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                                                             (63,191)


   Comprehensive income (unaudited)

   Cash dividends paid ($0.10 per share                                                (205,013)
   Employee Stock Ownership Plan
    shares allocated                          38,648                                     51,666
   MRP shares allocated                                      42,738                      41,474
                                       ---------------------------------------------------------
Balances, Mar. 31, 2001 (unaudited)      ($1,507,866)     ($698,009)  ($1,478,177)  $35,119,085
                                       =========================================================

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows



                                                                              Year to Date
                                                                                March 31,
                                                                   -----------------------------------
                                                                        2001               2000
                                                                   ----------------- -----------------
                                                                               (Unaudited)
Net Cash Provided by Operating Activities                                $2,038,746        $1,847,039

Investing Activities
   Net change in interest-bearing deposits                                  495,000           693,000
   Proceeds from maturities of securities available for sale              1,056,477         1,495,610
   Purchases of securities held to maturity                             (33,549,599)      (27,259,587)
   Proceeds from maturities of securities held to maturity               24,294,984        19,473,581
   Purchase FHLB stock                                                      (22,600)                0
   Net change in loans                                                  (31,650,280)       (6,683,317)
   Purchases of premises and equipment                                   (1,732,035)          (20,101)
   Acquisition of deposits (net of cash acquired)                        (2,460,011)                0
                                                                   ----------------- -----------------
     Net cash provided (used) by investing activities                   (43,568,064)      (12,300,814)
                                                                   ----------------- -----------------

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                              16,781,214          (514,892)
     Certificates of deposit                                             29,534,637        (1,208,553)
     Advances by borrows for taxes and insurance                            370,172           181,866
   Increase of long-term debt                                            10,000,000         5,000,000
   Refunded conversion expenses                                                   0            20,816
   Purchase of ESOP shares                                                        0          (980,411)
   Purchase treasury shares                                                (471,666)       (1,317,389)
   Dividends paid                                                          (359,062)         (147,404)
                                                                   ----------------- -----------------
       Net cash provided by financing activities                         55,855,295         1,034,033
                                                                   ----------------- -----------------

Net Change in Cash and Cash Equivalents                                  14,325,977        (9,419,742)

Cash and Cash Equivalents, Beginning of Period                            6,393,494        16,698,123
                                                                   ----------------- -----------------

Cash and Cash Equivalents, End of Period                                $20,719,471        $7,278,381
                                                                   ================= =================

Additional Cash Flow Information
   Interest paid                                                         $3,737,322        $2,610,536
   Income tax paid                                                          503,100           557,319


   See notes to unaudited consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, contained in the Company's annual report to shareholders.

2.   BRANCH OPENINGS

     First Federal Savings Bank ("First Federal"), a wholly owned subsidiary of the Company, opened a new office located in Newburgh, Indiana on November 6, 2000. As of March 31, 2001, the Newburgh location accounted for approximately $4.6 million in customer deposits. On November 18, 2000, First Federal acquired two existing offices in Evansville, Indiana from Old National Bank. The assets included $22.7 million in loans, $9.3 million of cash, $1.0 million of real and personal property, $1.9 million of goodwill and $0.5 million of deposit-based intangibles. Goodwill is being amortized using the straight-line method over 25 years and the deposit-based intangibles are being amortized over 7 years using an accelerated method. The liabilities consisted of $35.1 million of customer deposits and $0.3 million of miscellaneous liabilities, consisting primarily of accrued interest on deposits and escrows.


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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

     Total consolidated assets of the Company increased $57.8 million from $127.5 million at June 30, 2000 to $185.3 million at March 31, 2001. First Federal opened a new branch location in Newburgh, Indiana during November 2000. Also, in November 2000, First Federal acquired two existing branch locations in Evansville, Indiana from Old National Bank. First Federal acquired approximately $35.1 million in deposits and $22.7 million in loans as part of the transaction. In conjunction with the opening of the three new offices, First Federal formed a commercial lending department that began processing loans in November 2000.

     Cash and cash equivalents, which are primarily comprised of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased by $14.3 million from $6.4 million at June 30, 2000 to $20.7 million at March 31, 2001. First Federal received approximately $9.3 million in cash from Old National Bank as part of the acquisition of the two branch locations in Evansville, Indiana. In addition to the deposits acquired from Old National Bank, First Federal had an increase of deposits of approximately $11.2 million. The increase in cash and cash equivalents (liquidity) was necessary as a result of growth in the Bank's loan and deposit base, particularly the additional liquidity required to service commercial loan and deposit customers obtained via the branch acquisitions.

     Investment securities increased $8.3 million from $47.0 million at June 30, 2000 to $55.3 million at March 31, 2001. This increase was primarily the result of management's investment of the cash received via the branch acquisitions.

     Net loans grew $31.3 million from $66.4 million at June 30, 2000 to $97.7 million at March 31, 2001. This increase was primarily attributable to the $14.3 million in mortgage loans, $3.6 million in consumer loans, $3.2 million in credit line equity loans and $1.6 million in commercial loans acquired with the acquisition of two existing offices from Old National Bank. First Federal has always been a strong mortgage lender and continues to expand its consumer lending operation. In addition, First Federal has formed a commercial loan department, which began operations in November 2000. During the period, First Federal originated $29.4 million of indirect automobile loans of which it retained $9.0 million for its own portfolio. It is management's intent to sell 60%-80% of indirect automobile loan production and retain the remainder in the Company's own portfolio.

     The allowance for loan losses increased from $396,000 at June 30, 2000 to $606,000 at March 31, 2001. The ratios of the Company's allowance for loan losses to total loans were 0.62% and 0.59% at March 31, 2001 and June 30, 2000, respectively. During that same period, the Company's non-performing assets increased from $112,000 to $208,000. The ratios of the Company's allowance for loan losses to total nonperforming loans were 348.28% and 465.88% at March 31, 2001 and June 30, 2000, respectively.

      Total deposits increased $46.3 million from $86.0 million at June 30, 2000 to $132.3 million at March 31, 2000. The increase in total deposits was primarily attributable to the $35.1 million in deposits acquired with the acquisition of two existing offices in Evansville, Indiana from Old National Bank. In addition, the new branch office opened in Newburgh, Indiana added $4.6 million to total deposits while interest credited to existing accounts totaled $3.1 million for the period.

     Borrowings increased from $5.0 at June 30, 2000 to $15.0 million at March 31, 2001 as the Bank took advantage of lower wholesale funding rates from the Federal Home Loan Bank to supplement customer deposits in funding the Bank's loan growth.

     Other liabilities increased $922,000 from $1.3 million at June 30, 2000 to $2.2 million at March 31, 2001. This increase was primarily attributable to an increase in accrued interest payable on certificate of deposit accounts that receive interest semi-annually.

     Total stockholders' equity increased $207,000 from $34.9 million at June 30, 2000 to $35.1 million at March 31, 2001. This increase was primarily attributable to net income of $750,000. Also increasing stockholders' equity was an increase of $27,000 in net unrealized gains on securities available for sale and a $261,000 allocation of ESOP and MRP shares. Decreasing stockholders' equity were $359,000 in dividends to shareholders and, in accordance with its stock repurchase program, the purchase of First Bancorp stock totaling $472,000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

     GENERAL. Net income for the quarter ended March 31, 2001 decreased $130,000 from $287,000 for the quarter ended March 31, 2000 to $157,000 for the quarter ended March 31, 2001. This was primarily attributable to an increase in noninterest expense, which was partially offset by increases in net interest income and noninterest income. The Company's net interest rate spread decreased from 2.54% for the quarter ended March 31, 2000 to 2.51% for the quarter ended March 31, 2001. The return on average assets was 0.35% for the quarter ended March 31, 2001 compared to 0.90% for the same quarter during 2000 and the return on average equity was 1.79% for the quarter ended March 31, 2001 compared to 3.20% for the same quarter during 2000.

     NET INTEREST INCOME. Net interest income for the quarter ended March 31, 2001 increased $189,000 from $1.1 million during the quarter ended March 31, 2000 to $1.3 million for the quarter ended March 31, 2001.

     The increase in net interest income was attributable to a $917,000 increase in total interest income, from $2.2 million for the quarter ended March 31, 2000 to $3.1 million for the same quarter during 2001. This increase was primarily the result of a $722,000 increase in interest income from loans, a $111,000 increase in interest income from investment securities, and a $83,000 increase in interest income from deposits with financial institutions. Average loans outstanding increased to $94.6 million, primarily as a result of the branch acquisitions, with an average yield of 8.40% for the quarter ended March 31, 2001 from $62.1 million with an average yield of 8.13% for the same period in the prior year. For the quarter ended March 31, 2001, the average balance of investment securities outstanding increased to $53.4 million and the average balance of deposits with financial institutions increased to $14.1 million compared to $47.5 million and $8.7 million, respectfully, for the same period in 2000. These increases were also primarily attributable to cash received as a result of the branch acquisitions. The average yield on investment securities increased from 6.66% to 6.75% and the average yield on deposits with financial institutions increased from 5.63% to 5.85% for the quarter ended March 31, 2001 as compared to the same period in 2000.

     The increase in net interest income was partially offset by a $728,000 increase in interest expense to $1.8 million for the quarter ended March 31, 2001 as compared to $1.1 million during the same period last year. This was primarily the result of average deposits increasing from $84.6 million for the quarter ended March 31, 2000 to $131.8 million for the quarter ended March 31, 2001, and the average cost of those deposits increasing from 4.67% to 5.04% for the same respective periods. In addition, interest expense on borrowings from the FHLB increased $53,000 for the quarter ended March 31, 2001 as compared to the same period last year. This increase was primarily the result of average borrowings increasing from $4.7 million for the quarter ended March 31, 2000 to $8.7 million for the quarter ended March 31, 2001, offset slightly by the average cost of those borrowings decreasing from 6.46% to 5.93% for the same respective periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the quarter ended March 31, 2001 was $59,000 compared to $45,000 for the same quarter in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the quarter reflects overall growth in the Company's loan portfolio.

While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the quarter ended March 31, 2001 were $40,000 compared to $13,000 for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $275,000 for the quarter ended March 31, 2001 compared to $182,000 for the same period in the prior year, an increase of $93,000. The increase in noninterest income was primarily attributable to a $124,000 increase in other income to $172,000 for the quarter ended March 31, 2001 as compared to $48,000 for the quarter ended March 31, 2000. The increase in other income was primarily a result of the branch acquisitions, which resulted in increased service and overdraft fees on deposit accounts. The increase in noninterest income was partially offset by a decline in fee income generated through the sale of consumer loans compared to the same quarter ended March 31, 2000. This was due to the bank retaining a larger portion of the consumer loans it originated during the period.

     NONINTEREST EXPENSE. Total noninterest expense increased to $1.3 million for the quarter ended March 31, 2001 as compared to $823,000 for the same period in 2000, an increase of approximately $477,000. Salaries and employee benefits totaled $744,000 during the quarter ended March 31, 2001, which was $276,000 higher than the $468,000 recorded during the same period in 2000. Approximately $41,000 of the increase in salaries and employee benefits expense is a result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholders at the annual meeting in November 1999. Compensation expense was approximately $134,000 higher for the three months ended March 31, 2001 due to increased staffing levels as First Federal began commercial lending operations and the operation of three new branches during November 2000, adding approximately 21.5 full-time equivalent employees. In addition, approximately 7.5 full-time equivalent employees were added to the existing branch and support areas, adding $55,000 to payroll expenses for the quarter ended March 31, 2001 as compared to the same period last year. Retirement and employee stock ownership plan (ESOP) expenses were also higher by $21,000 and $17,000, respectively, for the quarter ended March 31, 2001. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Net occupancy expense, equipment expense and data processing expenses increased $39,000, $29,000, and $16,000, respectively, for the quarter ended March 31, 2001, as compared to the same quarter in 2000 and were primarily a function of growth by First Federal. For the quarter ended March 31, 2001, First Federal operated seven full service offices, with over 13,400 deposit accounts and over 4,600 loan accounts, a commercial lending department and an expanded deposit servicing area, compared to four offices, 7,700 deposit accounts, 2,700 loan accounts and no commercial lending department for the same period last year. The increase in net occupancy expense for the quarter ended March 31, 2001 as compared to the same period last year, was primarily due to increased utilities, building depreciation and repairs and maintenance, which increased $10,000, $9,000 and $8,000, respectively, along with smaller increases for property taxes and janitorial services. The increase in equipment expense was primarily the result of increased depreciation expense while the increase in data processing was primarily due to servicing a larger account base.

     Other noninterest expense increased $129,000, to $345,000 during the quarter ended March 31, 2001 as compared to $216,000 during the same period in 2000. The increased expense is partially attributable to the amortization of intangibles related to the aforementioned branch acquisitions, which totaled $43,000, for the quarter ended March 31, 2001 as compared to zero for the same period one year ago. Also increasing other noninterest expense were NOW processing and NOW supplies and office supplies which increased $16,000, $30,000 and $19,000, respectively, as compared to the same period last year, along with small increases in several noninterest expense categories.

     INCOME TAXES. Total income tax expense was $58,000 for the quarter ended March 31, 2001, compared to $148,000 for the same period in 2000. The decrease is attributable to decreased taxable income. The effective tax rates for the quarters ended March 31, 2001 and 2000 were 27.0% and 34.0%.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND
2000

     GENERAL. Net income for the nine months ended March 31, 2001 decreased $37,000 from $787,000 for the nine months ended March 31, 2000 to $750,000 for the nine months ended March 31, 2001. This was primarily attributable to an increase in noninterest expense, which was partially offset by increases in net interest income and noninterest income. The Company's net interest rate spread increased from 2.46% for the nine months ended March 31, 2000 to 2.50% for the nine months ended March 31, 2001. The return on average assets was 0.65% for the nine months ended March 31, 2001 compared to 0.84% for the same period during 2000 and the return on average equity was 2.86% for the nine months ended March 31, 2001 compared to 2.92% for the same period during 2000.

     NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2001 increased $434,000 to $3.7 million as compared to the same period in 2000.

     The increase in net interest income was attributable to a $1.9 million increase in total interest income from $6.3 million for the nine months ended March 31, 2000 to $8.2 million for the same period during 2001. This increase was primarily the result of a $1.4 million increase in interest income from loans, a $345,000 increase in interest income from investment securities, and a $185,000 increase in interest income from deposits with financial institutions. Average loans outstanding increased to $79.7 million with an average yield of 8.39% for the nine months ended March 31, 2001 from $60.2 million with an average yield of 8.09% for the same period in the prior year. For the nine months ended March 31, 2001, the average balance of investment securities outstanding increased to $49.4 million and the average balance of deposits with financial institutions increased to $11.6 million compared to $46.3 million and $9.1 million, respectfully, for the same period in 2000. The average yield on investment securities increased from 6.36% to 6.89% and the average yield on deposits with financial institutions increased from 5.42% to 6.34% for the nine months ended March 31, 2001 as compared to the same period in 2000.

     The increase in net interest income was partially offset by a $1.4 million increase in interest expense from $3.1 million during the nine months ended March 31, 2000 to $4.5 million for the nine months ended March 31, 2001. This was primarily the result of average deposits increasing from $84.6 million for the nine months ended March 31, 2000 to $109.8 million for the nine months ended March 31, 2001, and the average cost of those deposits increasing from 4.65% to 5.09% for the same respective periods. In addition, interest expense on borrowings from the FHLB increased $218,000, for the nine months ended March 31, 2001, as compared to the same period last year. This increase was primarily the result of average borrowings increasing from $1.5 million for the nine months ended March 31, 2000 to $6.2 million for the same period ended March 31, 2001, offset slightly by the average cost of those borrowings decreasing from 6.51% to 6.31% for the same respective periods.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended March 31, 2001 was $338,000 compared to $139,000 for the same period in the prior year. The provision reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans (if any) and potential problem loans. The higher provision for the period reflects overall growth in the Company's loan portfolio. While Company management believes that the allowance for loan losses is sufficient based on information currently available to it, no assurances can be made that future events, conditions, or regulatory directives will not result in increased provisions for loan losses or additions to the allowance for loan losses which may adversely affect net income. Net charge-offs for the nine months ended March 31, 2001 were $127,000 compared to $47,000 for the same period last year.

     NONINTEREST INCOME. Noninterest income totaled $1.2 million for the nine months ended March 31, 2001 compared to $627,000 for the same period in the prior year, an increase of $546,000. The increase was primarily attributable to a pretax gain of $389,000 on the sale of property First Federal had held for a possible future branch location. The property being held by First Federal was in close proximity to one of the offices acquired from Old National Bank and was therefore no longer needed. The increase in noninterest income was also attributable to a $228,000 increase in other income to $368,000 for the nine months ended March 31, 2001 as compared to $140,000 for the nine months ended March 31, 2000.

The increase in other income occurred primarily in service and overdraft fees on deposit accounts, delinquency fees, ATM and POS fees, and insurance sales fees. These increases were partially offset by a decline in fee income generated through the sale of consumer loans into the secondary market as compared to the same period ended March 31, 2000.

     NONINTEREST EXPENSE. Total noninterest expense increased $864,000 to $3.4 million for the nine months ended March 31, 2001 as compared to $2.5 million for the same period in 2000. Salaries and employee benefits totaled $2.0 million during the nine months ended March 31, 2001, which was $584,000 higher than the $1.4 million recorded during the same period in 2000. Approximately $124,000 of the increase in salaries and employee benefits expense is a result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholders at the annual meeting in November 1999. Compensation expense is also approximately $263,000 higher for the nine months ended March 31, 2001 due to increased staffing levels as First Federal began commercial lending operations and the operation of three new branches during November 2000. Additional staff was also added to the existing branch and support areas, adding $55,000 to payroll expenses for the nine months ended March 31, 2001 as compared to the same period in 2000. Retirement and medical expenses are also higher approximately $73,000 and $18,000, respectively for the nine months ended March 31, 2001 as compared to the same period in 2000. The balance of the increase in salaries and employee benefits is mainly due to incentive compensation bonuses and normal salary increases for employees other than those previously noted.

     Net occupancy expense, equipment expense and data processing expenses increased $38,000, $76,000, and $49,000, respectively, for the nine months ended March 31, 2001, as compared to the same period in 2000 and were primarily a function of growth by First Federal. During the nine months ended March 31, 2001, First Federal operated seven full service offices, with over 13,400 deposit accounts and over 4,600 loan accounts, a commercial lending department and an expanded deposit servicing area, compared to four offices, 7,700 deposit accounts, 2,700 loan accounts and no commercial lending department for the same period last year. The increase in net occupancy expense for the nine months ended March 31, 2001 as compared to the same period last year, was primarily due to increased building depreciation, janitorial services, property taxes, and repairs and maintenance, which increased $18,000, $7,000, $5,000 and $5,000, respectively. The increase in equipment expense was primarily the result of increased depreciation expense while the increase in data processing was primarily due to servicing a larger account base.

     Other noninterest expense increased $137,000, to $858,000 during the nine months ended March 31, 2001 as compared to $721,000 during the same period in 2000. The increased expense is partially attributable to the amortization of intangibles, which totaled $57,000, for the nine months ended March 31, 2001 as compared to zero for the same period one year ago. Also increasing other noninterest expense were NOW supplies expense, office supplies and advertising, which increased $35,000, $34,000 and $28,000, respectively, as compared to the same period last year, and these increases were offset somewhat by decreases in several noninterest expense categories.


     INCOME TAXES. Total income tax expense was $342,000 for the nine months ended March 31, 2001, compared to $388,000 for the same period in 2000. The decrease is attributable to decreased taxable income. The effective tax rates for the nine months ended March 31, 2001 and 2000 were 31.3% and 33.0%.

   LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain levels of liquid assets, such as cash and eligible investments. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. At March 31, 2001, First Federal's liquidity ratio, defined as liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings, was 12.85%.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs.

At March 31, 2001, cash and cash equivalents totaled $20.7 million, or 11.2% of total assets. At March 31, 2001, First Federal had commitments to fund loans of $8.1 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $68.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First
Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

    Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At March 31, 2001, First Federal had approximately $20.0 million available to it under its borrowing arrangement with the Federal Home Loan Bank. At March 31, 2001, First Federal had $15.0 million in borrowings from the Federal Home Loan Bank.

     Office of Thrift Supervision ("OTS") regulations require First Federal to maintain specific amounts of capital. As of March 31, 2001, First Federal exceeded its minimum capital requirements.

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

     Although First Bancorp has not yet completed its interest rate sensitivity analysis for March 31, 2001, management anticipates there has been no material change from the information disclosed in the Company's annual report to shareholders' at June 30, 2000. The most recent interest rate sensitivity analysis measures First Bancorp's interest rate risk at December 31, 2000. There were no material changes in information in this analysis from the information disclosed in the Company's annual report to shareholders' measuring the Bank's interest rate risk at June 30, 2000.

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

b.   Forms 8-K
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FIRST BANCORP OF INDIANA, INC.


Dated: May 11, 2001                    By:  /s/ Harold Duncan
                                       ----------------------------------------
                                       Harold Duncan
                                       President, Chief Executive Officer
                                       and Chairman of the Board
                                       (principal executive officer)