Form 10-K
period 2001-06-30
FIRST BANCORP OF INDIANA INC
filed 2001-09-27
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001


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


       Registrant's telephone number, including area code: (812) 423-3196
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $21.0 million, based upon the closing price of $13.00 as quoted on the Nasdaq National Market for September 13, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's Common Stock as of September 13, 2001 was 1,795,136.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

                                      INDEX

                                     Part I
                                                                                                  Page
Item 1.  Business...................................................................................3
Item 2.  Properties................................................................................26
Item 3.  Legal Proceedings.........................................................................27
Item 4.  Submission of Matters to a Vote of Securities Holders.....................................27

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................27
Item 6.  Selected Financial Data...................................................................28
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....29
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.................................39
Item 8.  Financial Statements and Supplementary Data...............................................39
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....39

                                    Part III

Item 10. Directors and Executive Officers of the Registrant........................................39
Item 11. Executive Compensation....................................................................39
Item 12. Security Ownership of Certain Beneficial Owners and Management............................39
Item 13. Certain Relationships and Related Transactions............................................39

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................40

                                     PART I

Item 1. BUSINESS

General

            First Bancorp of Indiana, Inc. ("First Bancorp"), headquartered in Evansville, Indiana, is the holding company for First Federal Savings Bank ("First Federal"). First Bancorp's sole business activity is the ownership of all of First Federal's capital stock. First Bancorp does not transact any material business other than through its subsidiary, First Federal. First Bancorp is subject to the regulation of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). First Bancorp is listed on the Nasdaq National Market under the symbol FBEI.

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

Market Area and Competition

            First Federal conducts its operations through seven offices located in the Evansville, Indiana area. Most of First Federal's depositors live in the areas surrounding its branches and most of First Federal's loans are made to persons in Evansville and the surrounding counties. Evansville is in the southwest corner of Indiana. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area's largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area's economy is positive.

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

Lending Activities

            The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                                            At June 30,
                                                -------------------------------------------------------------------
                                                        2001                    2000                   1999
                                                --------------------    --------------------   --------------------
                                                            Percent                Percent                Percent
                                                 Amount    of Total      Amount    of Total     Amount    of Total
                                                ---------  ---------    --------  ----------   --------  ----------
                                                                      (Dollars in thousands)
Mortgage loans:
   One- to four-family......................     $ 65,257      59.22%    $45,016       66.42%   $39,718       68.80%
   Construction.............................        4,405       4.00         559        0.83      1,403        2.43
   Commercial and multi-family..............        2,938       2.67          37        0.05         73        0.13
                                                 --------       ----    --------      ------   --------     -------
      Total mortgage loans..................       72,600      65.89      45,612       67.30     41,194       71.36
Credit line equity loans....................        5,895       5.35       1,284        1.89      1,020        1.77
Savings account loans.......................          369       0.33         200        0.30        127        0.22
Commercial business loans...................        4,415       4.01          --          --         --          --
Consumer loans..............................       26,910      24.42      20,680       30.51     15,389       26.65
                                                ---------    -------    --------     -------   --------     -------
      Total loans...........................      110,189     100.00%     67,776      100.00%    57,730      100.00%
                                                 --------     ======    --------      ======   --------      ======

Less:
   Undisbursed loan funds...................        2,502                    879                    981
   Net deferred loan fees...................          208                    124                    166
   Allowance for loan losses................          661                    396                    274
                                                ---------              ---------               --------

Net loans...................................     $106,818                $66,377                $56,309
                                                 ========                =======                =======



         The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.


                                                                  Amount Due
                                         -------------------------------------------------------------
                                                        After 1      After        After
                                                         Year       3 Years      5 Years
                                           Within       Through     Through      Through      Beyond
                                           1 Year       3 Years     5 Years      10 Years    10 Years      Total
                                         -----------  -----------  ----------   ----------  ----------   ----------
                                                                       (In thousands)

Mortgage loans:
   One- to four-family.................      $ 3,840      $ 5,981     $ 6,357      $14,599     $34,480     $ 65,257
   Construction........................          336        1,854         102          334       1,779        4,405
   Commercial and multi-family.........          508          550         444        1,002         434        2,938
Credit line equity loans...............          656        1,302       1,432        2,505          --        5,895
Savings account loans..................          369           --          --           --          --          369
Commercial business loans..............        1,239        2,222         259          695          --        4,415
Consumer loans.........................        6,908       13,892       5,997           75          38       26,910
                                            --------     --------   ---------     --------    --------    ---------
      Total............................      $13,856      $25,801     $14,591      $19,210     $36,731     $110,189
                                             =======      =======     =======      =======     =======     ========

         The following table sets forth, as of June 30, 2001, the dollar amount of all loans due or repricing after June 30, 2002, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.


                                                                 Floating or
                                                                  Adjustable
                                                 Fixed-Rate          Rate
                                                ------------     -----------
                                                       (In thousands)
Mortgage loans:
   One- to four-family.................           $51,339         $10,078
   Construction........................             3,972              97
   Commercial and multi-family.........             2,345              85
Credit line equity loans...............               937           4,302
Savings account loans..................                --              --
Commercial business loans..............             1,712           1,464
Consumer loans.........................            19,952              50
                                                  -------         -------
         Total.........................           $80,257         $16,076
                                                  =======         =======


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

         Residential Real Estate Loans. First Federal offers a variety of fixed and adjustable-rate mortgage loan products. At June 30, 2001, 20.0% of First Federal's residential real estate loans were subject to periodic interest rate adjustments and 80.0% were fixed-rate loans. The loan fees charged, interest rates and other provisions of First Federal's mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions. Generally, all loans originated by First Federal conform to Fannie Mae underwriting standards. First Federal's fixed-rate loans typically have maturities of 15 to 30 years, although 30-year loans constitute the largest percentage of originations. First Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. First Federal's adjustable-rate mortgage ("ARM") loans are typically based on a 30-year amortization schedule. Interest rates and payments on First Federal's ARM loans generally are adjusted annually after a specified period ranging from one to ten years to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury index. First Federal currently offers ARM loans with initial rates below those which would prevail under the foregoing computation, determined by First Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on First Federal's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after three or more years. First Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by First Federal, including the index for interest rates, may vary from time to time. First Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving First Federal's return on equity objectives by limiting the duration of the initial rate concession.

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

         Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders are usually made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit, however the maximum amount that First Federal will loan to any one builder is $750,000. At June 30, 2001, First Federal had 25 outstanding construction loans to builders totaling $2.2 million. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2001, First Federal had one such loan outstanding for $13,000.

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

         Commercial and Multi-Family Real Estate Loans. First Federal engages in commercial and multi-family real estate lending. At June 30, 2001, commercial and multi-family real estate loans in First Federal's portfolio totaled $2.9 million. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is 15 years and the maximum loan amount is $1,000,000.

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

         Commercial Business Loans. First Federal formed a commercial business loan department in November 2000. First Federal makes commercial business loans in its market area to a variety of professionals, sole proprietorships, partnerships and corporations. First Federal offers a variety of commercial lending products that include term loans for equipment financing, term loans for business acquisitions, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to 5 years and are generally amortized over a 15 year period. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to prime rate as published in The Wall Street Journal. Furthermore, as
                           -----------------------
circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

         In making commercial business loans, First Federal considers a number of factors, including the financial condition of the borrower, the nature of the borrower's business, economic conditions affecting the borrower, First Federal's market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans are generally secured by a variety of collateral, including equipment, inventory and accounts receivable, and supported by personal guarantees.

         Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan at least annually.

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

         First Federal originates automobile loans through approximately 100 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold their dealerships. Although substantially all of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc.

Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

         During the year ended June 30, 2001, First Federal originated and retained for its own portfolio $15.9 million in automobile loans. At June 30, 2001, indirect automobile loans constituted 22.2% of total loans. First Federal has a contractual relationship with another financial institution under which it sells indirect automobile loans on a flow basis for an origination fee of approximately 1.50% of the loan amount. This contract defines the criteria to be satisfied for loans to be eligible for sale to the purchasing institution. First Federal sells all loans with servicing released and without recourse to First Federal. Interest rates are determined by reference to the rate sheet in effect on the date the loan was closed and approved by the financial institution purchasing the loan. Under the terms of its arrangement, First Federal has no minimum or maximum delivery requirements. This eliminates the risk that First Federal will not be able to sell the loans and that an increase in market interest rates will reduce the value of the loans before they can be sold.

         In fiscal year 2001, First Federal sold 64.1% of its indirect automobile loan production and retained the remainder for its own portfolio, increasing its consumer loan portfolio to $26.9 million. The loans sold were primarily the ones with the highest credit quality. The loans retained for First Federal's portfolio generally had a lower credit quality, but with a correspondingly higher interest rate. First Federal intends to continue to sell its high credit quality indirect automobile loan production in the future. First Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

         First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2001, First Federal had $6.7 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $7.4 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to- value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

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

         Loans can be approved by various employees and the Board of Directors on a scale which requires approval by individuals or groups of individuals with progressively higher levels of responsibility as the loan amount increases.

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

         At June 30, 2001, First Federal was servicing loans for others (Fannie
Mae) amounting to approximately $8.7 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                Years Ended June 30,
                                                     ------------------------------------------
                                                        2001            2000           1999
                                                     -----------     ----------     -----------
                                                                   (In thousands)
                                                                     ----------
Loans originated:
Mortgage loans:
   One- to four-family..........................         $22,023       $  9,600         $16,283
   Construction.................................           2,861          1,761           2,870
   Commercial and multi-family..................           3,010             --              --
Credit line equity loans........................           2,547          1,399           1,015
Savings account loans...........................             777            174              60
Commercial business loans.......................           6,236             --              --
Consumer loans..................................          34,771         43,670          18,010
                                                       ---------      ---------        --------
      Total loans originated....................          72,225         56,604          38,238

Loans purchased.................................          24,036             --              --

Loans sold......................................          29,280         31,215           5,822

Loan principal repayments.......................          24,601         14,572          10,245
Increase (decrease) in other items, net.........          (1,939)          (749)         (1,517)
                                                      ----------     ----------       ---------

Net increase (decrease) in loans receivable.....         $40,441        $10,068         $20,654
                                                         =======        =======         =======



         Loan Commitments. First Federal issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from the date of loan approval. First Federal had outstanding loan commitments of approximately $9.4 million at June 30, 2001, $1.9 million of which were at fixed rates. At June 30, 2001, First Federal also had commitments to fund $7.4 million of credit line equity loans. See Note 12 of Notes to Consolidated Financial Statements.

         Loan Origination and Other Fees. First Federal, in most instances, receives mortgage loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by First Federal generally is 1%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. First Federal had $374,000 of net deferred mortgage loan fees at June 30, 2001.

         In connection with its indirect automobile lending program, First Federal pays the automobile dealers a flat fee for the origination of the loans. These loan origination costs have been deferred and amortized over the contractual life of the loan. At June 30, 2001, First Federal had $166,000 of deferred loan charges related to its indirect automobile lending program.

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

                                                                                           At June 30,
                                                                              -------------------------------------
                                                                                2001          2000          1999
                                                                              --------      --------      ---------
                                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis...............................          $146        $   85             $6
Accruing loans past due 90 days or more.................................            --            --             --
                                                                                ------        ------           ----
Nonperforming loans.....................................................           146            85              6
Real estate owned (net).................................................            --            --             --
Other repossessed assets................................................          $ 14            27             --
                                                                                 -----        ------           ----
      Total nonperforming assets........................................          $160          $112             $6
                                                                                  ====          ====             ==

Restructured loans......................................................            --            --             --

Total loans delinquent 90 days or more to net loans.....................          0.14%         0.13%          0.01%
Total loans delinquent 90 days or more to total assets..................          0.08%         0.07%          0.00%
Total nonperforming assets to total assets..............................          0.09%         0.09%          0.00%



         Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2001, First Federal had no real estate owned.

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

         First Federal reviews and classifies its assets on a monthly basis. At June 30, 2001 First Federal classified as substandard $154,000 of loans and $14,000 of other assets. No assets were classified doubtful or loss as of that date. At such date First Federal had loans aggregating $1.1 million classified as special mention. First Federal had no impaired loans at June 30, 2001 or 2000.

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

         At June 30, 2001, First Federal had an allowance for loan losses of $661,000, which represented 0.62% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                                  Years Ended June 30,
                                                                          ------------------------------------
                                                                           2001           2000           1999
                                                                          ------         ------         ------
                                                                                 (Dollars in thousands)
Allowance at beginning of period....................................        $396           $274           $250
Provision for loan losses...........................................         443            184             24
Recoveries..........................................................           6             19             --
Charge-offs.........................................................        (184)           (81)            --
                                                                          ------         ------          -----
Net charge-offs.....................................................         178             62             --
                                                                          ------         ------             --
   Allowance at end of period.......................................        $661           $396           $274
                                                                            ====           ====           ====

Ratio of allowance to total loans
   outstanding at the end of the period.............................        0.62%          0.59%          0.48%

Ratio of net charge-offs to average loans
   outstanding during the period....................................        0.21%          0.10%           N/A

Allowance for loan losses to nonperforming loans....................      452.74%        465.88%      4,566.67%



         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                             At June 30,
                                                   ---------------------------------------------------------------
                                                           2001                 2000                  1999
                                                   -------------------- --------------------- --------------------
                                                                % of                 % of                  % of
                                                              Loans in             Loans in              Loans in
                                                                Each                 Each                  Each
                                                              Category             Category              Category
                                                              to Total             to Total              to Total
                                                    Amount     Loans     Amount      Loans     Amount     Loans
                                                   --------  ---------- --------- ----------- --------- ----------
                                                                       (Dollars in thousands)
Mortgage loans...................................      $355       63.22%     $225       67.30%     $225      71.36%
Consumer and other loans.........................       261       30.10       171       32.70        49      28.64
Commercial loans.................................        45        6.68        --         N/A        --        N/A
Unallocated......................................        --         N/A        --         N/A        --        N/A
                                                    -------     -------   -------     -------   -------    -------
   Total allowance for loan losses...............      $661      100.00%     $396      100.00%     $274     100.00%
                                                       ====      ======      ====      ======      ====     ======

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

         First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 18.1% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 2001, 42.2% of First Federal's mortgage-backed securities were adjustable rate and 57.8% were fixed rate.

         Of First Federal's $37.5 million mortgage-backed securities portfolio at June 30, 2001, $9.5 million had contractual maturities within ten years and $28.0 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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

         The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.

                                                                      At June 30,
                                                         --------------------------------------
                                                           2001           2000           1999
                                                         ---------      --------       --------
                                                                     (In thousands)
Available for sale:
U.S. Government agency obligations....................     $ 1,023      $  1,001       $     --
Corporate obligations.................................         920         1,245             --
Mortgage-backed securities............................       4,980         6,295          2,973
                                                           -------       -------        -------
   Total available for sale...........................       6,923         8,541          2,973

Held to maturity:
U.S. Government agency obligations....................       2,000         8,000          4,000
Collateralized auto obligations.......................          --            --            557
Corporate obligations.................................       2,013         2,113          5,499
Mortgage-backed securities............................      32,544        25,596         27,964
Commercial paper......................................       3,493         2,783          1,983
                                                         ---------      ---------      ---------
   Total held to maturity.............................      40,050        38,492         40,003
                                                           -------      --------       --------
      Total...........................................     $46,973       $47,033        $42,976
                                                           =======       =======        =======



         At June 30, 2001, First Federal held no securities by an issuer where the aggregate book value of the securities exceeded 10% of the equity capital of First Federal at June 30, 2001, except for securities issued by the U.S. Government or U.S. Government agencies and corporations.

         The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 2001. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                       Less Than              One to             Five to                Over
                                        One Year            Five Years          Ten Years            Ten Years
                                  --------------------  ------------------  ------------------   ------------------
                                   Amount      Yield     Amount     Yield    Amount    Yield      Amount    Yield
                                  ---------  ---------  -------  ---------  -------  ---------   --------  --------
                                                               (Dollars in thousands)
Available for sale:
U.S. Government agency
   obligations................    $   --       -- %     $1,023      7.29%    $  --        -- %    $    --      -- %
Corporate obligations.........        --       --           --        --       920      5.03           --      --
Mortgage-backed securities....        --       --           --        --       507      7.62        4,473    7.92
                                 -------              --------               -----                -------
   Total available for sale...        --       --        1,023      7.29     1,427      5.95        4,473    7.92

Held to maturity:
U.S. Government agency
   obligations................        --       --           --                                      2,000    6.49
Corporate obligations.........     2,013     4.33           --                                         --      --
Mortgage-backed securities....         6     7.13          666      7.29      8,285     6.07       23,587    6.75
Commercial paper..............     3,493     4.28           --                   --       --           --      --
                                 -------              --------               ------               -------
   Total held to maturity.....     5,512     4.30          666      7.29      8,285     6.07       25,587    6.73
                                 -------              --------               ------               -------
         Total................    $5,512     4.30%      $1,689      7.29%    $9,712     6.05%     $30,060    6.91%
                                  ======                ======               ======               =======

         The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                           At June 30, 2001
                                                      -------------------------
                                                                      Floating or
                                                        Fixed         Adjustable
                                                        Rates            Rates
                                                      --------          -------
                                                            (In thousands)
Available for sale:
   U.S. Government agency obligations..........        $ 1,023          $    --
   Corporate obligations.......................             --              920
   Mortgage-backed securities..................          4,384              596
                                                       -------          -------
      Total available for sale.................          5,407            1,516
Held to maturity:
   U.S. Government agency obligations..........          2,000               --
   Corporate obligations.......................          2,013               --
   Mortgage-backed securities..................         17,323           15,221
   Commercial paper............................          3,493              --
                                                       -------          ------
      Total held to maturity...................         24,829           15,221
                                                       -------          -------
            Total investment securities........        $30,236          $16,737
                                                       =======          =======

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from Federal Home Loan Bank-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2001.

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

         The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2001. Jumbo certificates of deposit represent minimum deposits of $100,000.


Maturity Period                                          Amount
----------------                                    ---------------
                                                     (In thousands)

Three months or less....................                 $ 3,014
Over three through six months...........                   2,452
Over six through twelve months..........                   3,737
Over twelve months......................                   1,680
                                                         -------
      Total.............................                 $10,883
                                                         =======


         The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.


                                             At June 30,
                                -------------------------------------
                                   2001          2000          1999
                                ---------     ---------     ---------
                                           (In thousands)

3.00 - 3.99%.................    $  4,228     $     220     $     563
4.00 - 4.99%.................      14,816        12,101        20,583
5.00 - 5.99%.................      27,896        35,581        23,846
6.00 - 6.99%.................      32,625        16,278        18,432
7.00 - 7.99%.................       8,483           588         1,302
8.00 - 8.99%.................          --             9            60
9.00 - 9.99%.................          --            --            --
                                -----------   -----------   ----------
      Total..................     $88,048       $64,777       $64,786
                                  =======       =======       =======

         The following table sets forth the amount and maturities of time deposits at June 30, 2001.

                                                            Amount Due
                                 -------------------------------------------------------------
                                  Less Than       1 - 2       2 - 3       3 - 4        After
                                   1 Year         Years       Years       Years       4 Years
                                 -----------    ---------    --------    --------    ---------
                                                          (In thousands)
3.00 - 3.99%...............         $  3,977    $     251     $    --      $   --       $   --
4.00 - 4.99%...............            9,999        3,483         689         465          180
5.00 - 5.99%...............           20,888        4,326       1,514         257          911
6.00 - 6.99%...............           24,101        7,766         298         254          206
7.00 - 7.99%...............            8,068          239         128          48
8.00 - 8.99%...............               --           --          --          --           --
                                   ---------    ---------    --------    --------      -------
      Total................          $67,033      $16,065      $2,629      $1,024       $1,297
                                     =======      =======      ======      ======       ======



         The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                       At June 30,
                               --------------------------------------------------------------------------------
                                            2001                          2000                      1999
                               ------------------------------ -----------------------------  ------------------

                                           Percent                        Percent                      Percent
                                             of      Increase/              of      Increase/            of
                                Amount      Total    Decrease   Amount     Total    Decrease  Amount    Total
                               ---------  --------  --------- ---------  --------  --------  -------- ---------
                                                            (Dollars in thousands)
Demand deposits............... $  26,591     20.97%   $14,395   $12,196     14.18%   $ (139)  $12,335   14.22%
Savings deposits..............    12,158      9.59      3,157     9,001     10.47      (600)    9,601   11.07
Certificates which mature:
   Within 1 year..............    67,033     52.87     33,477    33,556     39.03    (8,234)   41,790   48.19
   After 1 year, but within
      2 years.................    16,065     12.67     (8,179)   24,244     28.20     6,543    17,701   20.41
   After 2 years, but within
     5 years..................     4,535      3.58     (2,161)    6,696      7.79     1,844     4,852    5.60
   Certificates maturing
      thereafter..............       415      0.32        134       281      0.33      (162)      443    0.51
                                --------   -------   --------  --------   -------   -------   -------   -----

         Total................  $126,797    100.00%   $40,823   $85,974    100.00%   $ (748)  $86,722  100.00%
                                ========    ======    =======   =======    ======    ======   =======  ======


         The following table sets forth the deposit activities of First Federal for the periods indicated.


                                                  Years Ended June 30,
                                        --------------------------------------
                                           2001          2000          1999
                                        ----------    ----------    ----------
                                                    (In thousands)

Beginning balance ..................     $ 85,974      $ 86,722      $ 89,229
Net increase (decrease) before
   interest credited ...............       35,455        (3,439)       (5,499)
Interest credited ..................        5,368         2,691         2,992
                                         --------      --------      --------
Net increase (decrease) in deposits        40,823          (748)       (2,507)
                                         --------      --------      --------
Ending balance .....................     $126,797      $ 85,974      $ 86,722
                                         ========      ========      ========

         Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the Federal Home Loan Bank-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2001, First Federal had a borrowing capacity of $51.0 million based on available collateral.

         The following table sets forth certain information regarding First Federal's use of Federal Home Loan Bank advances during the periods indicated.


                                                  Years Ended June 30,
                                       ----------------------------------------
                                          2001          2000           1999
                                       -----------   -----------    -----------
                                                (Dollars in thousands)

Maximum balance at any month end......   $15,000        $5,000         $3,645
Average balance.......................     8,397         2,404          2,656
Period end balance....................    15,000         5,000             --
Weighted average interest rate:
   At end of period...................     5.74%          6.47%           N/A
   During the period..................     6.09%          6.53%          5.57%


Personnel

         As of June 30, 2001, First Federal had 65 full-time employees and seven part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

         First Bancorp's sole subsidiary is First Federal. First Federal has one subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2001, First Federal's equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generates low-income housing credits of approximately $73,000 per year.

                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain of the regulatory requirements applicable to First Bancorp and to First Federal are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on First Bancorp and First Federal.

Holding Company Regulation

         First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Bancorp was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as First Bancorp, so long as First Federal continues to comply with the QTL Test. Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of First Bancorp and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

         Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk- based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2001, First Federal met each of its capital requirements.

         The following table presents First Federal's capital position at June 30, 2001.

                                                                                  Capital
                                                                         -------------------------
                               Actual        Required       Excess         Actual       Required
                               Capital       Capital        Amount         Percent       Percent
                              ---------    ------------   -----------    -----------   -----------
                                                     (Dollars in thousands)
Tangible......................  $24,299       $2,590       $21,709         14.07%         1.50%
Core (Leverage)...............   24,299        6,907        17,392         14.07%         4.00%
Risk-based....................   24,960        8,315        16,645         24.01%         8.00%



         Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 2.07 basis points.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage- backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2001, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

         First Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal's capital position and requires certain board approval procedures to be followed.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

         First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2001 of $885,000.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. First Bancorp and First Federal report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2001 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34%.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of First Bancorp.


Name                           Age (1)   Position
-------                        -------   --------

Harold Duncan.................   60      President, Chief Executive Officer and
                                         Chairman of the Board
Michael H. Head...............   43      Vice President
George J. Smith...............   45      Treasurer

----------------------------
(1)  As of June 30, 2001


         The following table sets forth certain information regarding the executive officers of First Federal.


 Name                          Age (1)    Position
-------                        ------    --------

Harold Duncan.................   60       Chief Executive Officer
Michael H. Head...............   43       President and Chief Operating Officer
Kirby W. King.................   47       Executive Vice President
George J. Smith...............   45       Senior Vice President and Chief
                                          Financial Officer
Monica L. Stinchfield.........   45       Senior Vice President
Larry J. Northenor............   51       Senior Vice President
Dale Holt.....................   47       Senior Vice President
Richard S. Witte..............   48       Vice President
Christopher Viton.............   38       Vice President

----------------------------
(1)  As of June 30, 2001


         The executive officers of First Bancorp and First Federal are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

         Harold Duncan joined First Federal in 1964 and served as a loan officer, Assistant Vice President, Vice President, and Executive Vice President before becoming President in 1990. Mr. Duncan added the title of Chief Executive Officer in 1991. Since 1999, he has served as President and Chief Executive Officer of First Bancorp.

         Michael H. Head joined First Federal in 1980. From 1984 to 1994, he served as Vice President and manager of the loan department. In 1994, he became Senior Vice President. In 1996, Mr. Head became Executive Vice President and in 1998 added the title of Chief Operating Officer. In October 2000, Mr. Head was named President and Chief Operating Officer of First Federal. Since 1999, he has served as Vice President of First Bancorp.

         Kirby W. King joined First Federal in January 1999 as Senior Vice President-Consumer Lending and was named Executive Vice President in October, 2000. He was previously employed by United Fidelity Bank as Senior Vice President.

         George J. Smith joined First Bancorp and First Federal in July 2001 as Treasurer of First Bancorp and Senior Vice President and Chief Financial Officer of First Federal. Previously, he was employed by the Office of Thrift Supervision for 15 years in financial analyst and examiner positions. In addition, Mr. Smith has served in the United States Army Reserve since 1985 following eight years on active duty.

         Monica L. Stinchfield joined First Federal in 1980. From 1985 to 1993 she served as Assistant Vice President and from 1993 to September 1998, she served as Vice President. In 1996, Ms. Stinchfield became the manager of the loan department and secondary market activity. In September 1998, Ms. Stinchfield became Senior Vice President.

         Larry J. Northenor joined First Federal in August 2000 as Senior Vice President-Commercial Lending. Prior to joining First Federal, Mr. Northenor had worked for a number of Evansville financial institutions for the past 20 years as either a lending officer or manager of the commercial lending department.

         Dale Holt joined First Federal in January 1999 as Vice
President-Consumer Lending and was named Senior Vice President-Consumer Lending in October, 2000. He was previously employed by United Fidelity Bank as Vice President.

         Richard S. Witte joined First Federal in 1997 and in October 1998 became Vice President. Mr. Witte is responsible for the savings department and deposit services. Prior to joining First Federal, Mr. Witte was employed by Evansville Federal Savings Bank for 21 years.

         Christopher Viton joined First Federal in December 1998 as an Assistant Vice President-Consumer Lending and became a Vice President-Consumer Lending in October 2000. Prior to joining First Federal, Mr. Viton was employed by United Fidelity Bank as an Assistant Vice President.

ITEM 2. PROPERTIES

         First Federal currently conducts its business through its seven full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. The net book value of the land, buildings, furniture, fixtures and equipment owned by First Federal was $3.2 million as of June 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         First Bancorp's common stock is listed on the Nasdaq National Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 445 stockholders of record as of September 13, 2001. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each of the fiscal quarter's in the years ended June 30, 2000 and 2001.


                                   High              Low          Dividends
                                -----------      -----------     ------------
Fiscal 2000:
    First Quarter..........      $10.6250          $9.3750            --
    Second Quarter.........        9.9375           9.1250            --
    Third Quarter..........       10.0000           8.3750           $0.07
    Fourth Quarter.........       11.5000           9.0000            --
Fiscal 2001:
    First Quarter..........      $11.3750         $10.4375           $0.08
    Second Quarter.........       11.7500          10.6250            --
    Third Quarter..........       15.0000          11.5625           $0.10
    Fourth Quarter.........       16.0468          12.2968            --

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated summary historical financial information concerning the financial position of First Bancorp, including its subsidiary, First Federal. The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of First Bancorp. Information for periods prior to 1999 is for First Federal only.

                                                                       At or For the Year Ended June 30,
                                                             ------------------------------------------------------
                                                                2001       2000       1999       1998       1997
                                                             ----------  --------   --------   --------   ---------
                                                                     (In thousands, except per share data)
Selected Balance Sheet Data:
   Total assets..........................................      $175,612   $127,482  $124,800   $108,964    $110,747
   Other investment securities...........................         9,450     15,142    12,039     18,195      18,940
   Mortgage-backed securities............................        37,523     31,891    30,937     35,545      41,394
   Loans receivable, net.................................       106,818     66,377    56,309     35,655      32,164
   Deposit accounts......................................       126,797     85,974    86,722     89,229      88,560
   Borrowings............................................        15,000      5,000        --      3,645       7,050
   Stockholders' equity..................................        31,420     34,912    36,528     14,949      14,053


Selected Operating Data:
   Interest income........................................      $11,294     $8,548    $7,467     $7,715      $7,474
   Interest expense.......................................        6,377      4,179     4,529      4,977       4,763
                                                               --------    -------   -------    -------     -------
   Net interest income....................................        4,917      4,369     2,938      2,738       2,711
   Provision for loan losses..............................          443        184        24         --          --
                                                              ---------   -------- ---------  ---------   ---------
   Net interest income after provision for
      loan losses.........................................        4,474      4,185     2,914      2,738       2,711
   Noninterest income.....................................        1,921        868       323        601(1)      179
   Noninterest expense....................................        4,862      3,389     2,454      2,044       2,391(2)
                                                                -------    -------   -------    -------       -----
   Income before income taxes.............................        1,533      1,664       783      1,295         499
   Income taxes...........................................          374        518       210        415         112
                                                              ---------   --------  --------   --------     -------
         Net income.......................................       $1,159     $1,146   $   573    $   880     $   387
                                                                 ======     ======   =======    =======     =======
Per Share Data:
   Net income:
         Basic............................................       $ 0.63     $ 0.56       N/A        N/A         N/A
         Diluted..........................................         0.61       0.56       N/A        N/A         N/A
   Dividends..............................................         0.18       0.07       N/A        N/A         N/A
Weighted Average Shares Outstanding:
   Basic..................................................    1,840,179  2,045,964       N/A        N/A         N/A
   Diluted................................................    1,892,310  2,045,964       N/A        N/A         N/A

-------------------
(1) Includes gains of $400,000 on the sale of a branch office and related deposits.
(2) Includes one-time assessment of $561,000 to recapitalize the Savings Association Insurance Fund.

                                                                           At or For the Years Ended June 30,
                                                                --------------------------------------------------------
                                                                   2001        2000       1999       1998        1997
                                                                ----------  ---------- ---------- ----------  ----------
Selected Financial Ratios:
  Performance Ratios:
   Return on average assets (1)...........................          0.72%       0.92%      0.49%      0.77%       0.35%
   Return on average equity (2)...........................          3.38        3.22       2.86       6.04        2.83
   Average equity as a percent of average total assets....         21.33       28.49      17.27      12.79       12.35
   Interest rate spread (3)...............................          2.49        2.50       2.04       2.03        2.08
   Net interest margin (4)................................          3.32        3.72       2.69       2.53        2.56
   Average interest-earning assets to average interest-bearing
      liabilities.........................................        119.24      134 24     115.81     110.75      110.71
   Noninterest expense as a percent of average total assets         3.02        2.72       2.11       1.79        2.16
   Dividend payout ratio..................................         28.57       12.50        N/A        N/A         N/A
Capital Ratios:
   Tangible...............................................         14.07       19.94      20.47      13.60       12.62
   Core...................................................         14.07       19.94      20.47      13.60       12.62
   Risk-based.............................................         24.01       38.38      40.95      34.75       37.35
Asset Quality Ratios:
   Nonperforming loans as a percent of total loans (5)....          0.14        0.13       0.01       0.00        0.08
   Nonperforming assets as a percent of total assets (6)..          0.09        0.09       0.00       0.00        0.02
   Allowance for loan losses as a percent of total loans .          0.62        0.59       0.48       0.70        0.77
   Allowance for loan losses as a percent of nonperforming loans  452.74      465.88   4,566.67        N/A      925.93
   Net charge-offs as a percent of average outstanding loans        0.21        0.10        N/A        N/A         N/A


-------------------

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

Operating Strategy

         First Bancorp's principal business currently consists of the operations of First Federal. The principal business activity of First Federal consists of attracting deposits from the general public and originating mortgage and consumer loans. First Federal also maintains a substantial investment portfolio of mortgage-backed and other securities. Earnings depend primarily upon net interest income, which is the difference between the interest income First Federal receives on its loan and investment portfolios and the interest it pays on deposits and borrowings. First Federal's profitability is also affected by the level of other income and expenses. Other income includes service charges, fees and gains on sales of loans. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing. First Federal's profitability is also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation, and monetary and fiscal policies.

         First Federal's strategy is to operate as an independent, retail financial institution dedicated to financing home ownership and other consumer needs in Evansville, Indiana. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on increasing its mortgage loan, consumer loan and loan servicing portfolios. It also includes continued maintenance of a substantial investment portfolio of U.S. government and agency securities and investment grade mortgage-backed securities and deposit growth to support the growth in loans and investments. First Federal intends to expand its mortgage loan and loan servicing portfolios through increased origination efforts and not by lowering its underwriting standards. First Federal also expects to continue to expand its consumer lending activities through its indirect automobile lending program. First Federal formed a commercial loan department which began operations in November 2000.

Comparison of Financial Condition at June 30, 2001 and June 30, 2000

         Total consolidated assets increased $48.1 million, or 37.7%, from $127.5 million at June 30, 2000, to $175.6 million at June 30, 2001. The majority of this growth occurred in the loan portfolios and was the result of the purchase of two local branch offices. These acquisitions also were primarily responsible for the $3.9 million increase in fixed and intangible assets. Aside from the $35.4 million of liabilities assumed in the acquisitions, growth was funded primarily by borrowings from the Federal Home Loan Bank (FHLB) of Indianapolis.

         Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the FHLB, increased $4.1 million or 64.1% from $6.4 million at June 30, 2000, to $10.5 million at June 30, 2001. At $47.0 million, total investment securities at June 30, 2001, remained virtually unchanged from the preceding fiscal year end. The current balance of investment securities includes $10 million purchased during fiscal 2001 as part of a leveraging strategy.

         Net loans grew $40.4 million, or 60.8%, from $66.4 million at June 30, 2000, to $106.8 million at June 30, 2001. The increase was composed of $26.7 million of loans secured by one- to-four family residences, $6.4 million of consumer loans, and $7.3 million of commercial purpose loans. The branch purchases contributed $22.7 million of the loan growth. First Federal traditionally has been a strong mortgage lender. In recent years, the consumer lending operation has gained in prominence. First Federal originated $41.8 million of indirect automobile loans in fiscal 2001 of which it retained $13.6 million for its own portfolio. Management intends to continue selling 60% - 80% of indirect automobile loan production.

         The allowance for loan losses increased from $396,000 at June 30, 2000, to $661,000 at June 30, 2001. Relative to total loans, the allowance for loan losses increased from 0.59% to 0.62% in fiscal 2001. At the same time, nonperforming assets, including repossessions, increased only modestly from $112,000 to $160,000. The ratios of the allowance for loan losses to total nonperforming loans were 452.7% and 465.9% at June 30, 2001, and June 30, 2000, respectively.

         Total deposits increased $40.8 million, or 47.4%, from $86.0 million at June 30, 2000, to $126.8 million at June 30, 2001. As discussed above, the change was principally the result of assuming $35.1 million of retail deposits in the branch purchases. Borrowings from the FHLB increased from $5.0 million at June 30, 2000, to $15.0 million at June 30, 2001. The proceeds from the borrowings were used to fund the simultaneous purchase of an investment security in a transaction intended to leverage First Bancorp's strong capital position. Despite the large transaction, excess borrowing capacity remains substantial.

         Total stockholders' equity decreased $3.5 million from $34.9 million at June 30, 2000, to $31.4 million at June 30, 2001. The largest component of the decline was the 331,300 shares of First Bancorp stock repurchased during the period at a total cost of $4.8 million. The effect of the treasury stock purchase was partially offset by the $187,000 allocation of ESOP shares and $199,000 vesting of restricted stock awards. In addition, First Bancorp recognized net income of $1.2 million during the period and paid semiannual dividends totaling $359,000. Also, unrealized gain on the portfolio of available-for-sale securities, adjusted for deferred taxes, increased $100,000.

Comparison of Operating Results for the Years Ended June 30, 2001 and 2000

         General. At $1.2 million, net income for the year ended June 30, 2001, was $12,000, or 1.1%, higher than the $1.1 million for the year ended June 30, 2000. The slight increase was attributable to greater net interest income and nonrecurring revenue items that offset increased provisions for loan losses and operating expenses. The return on average assets was 0.72% for fiscal 2001 compared to 0.92% the preceding year. The return on average equity was 3.38% for fiscal 2001, slightly above the 3.22% for fiscal 2000.

         Net Interest Income. First Bancorp recognized net interest income of $4.9 million in the year ended June 30, 2001, a $547,000 or 12.4% increase from the $4.4 million recognized during the year ended June 30, 2000.

         Interest income increased $2.7 million to $11.3 million in the year ended June 30, 2001, compared to $8.6 million for the year ended June 30, 2000. Interest income from loans, which increased $2.1 million, accounted for most of the change. Loans outstanding averaged $85.3 million with an average yield of 8.36% in fiscal 2001 compared with a $61.4 million average balance and 8.11% average yield in fiscal 2000. In addition, interest income on investment securities, institutional deposits, and miscellaneous investments increased $355,000, $232,000, and $8,000, respectively.

         Interest expense increased $2.2 million to $6.4 million for the year June 30, 2001, from $4.2 million during the year ended June 30, 2000. Average deposits grew from $84.5 million in fiscal 2000 to $115.1 million in fiscal 2001 and the average cost of those deposits rose from 4.68% to 5.03% for the respective periods.

         Provision for Loan Losses. The provision for loan losses reflects management's periodic analysis of the loan portfolio based on information available at that time. These analyses take into consideration, not only the current level of nonperforming assets, but also the potential for future credit problems. The provision for loan losses was $443,000 for the year ended June 30, 2001, compared to $184,000 the preceding year. During fiscal 2001, First Bancorp allocated $130,000 of the provisions for mortgage loans, $268,000 for consumer credits, and $45,000 for commercial nonmortgage loans.

         The higher provision for the period ended June 30, 2001, reflects the substantial growth in the bank's mortgage and consumer loan portfolios, as well as, production from the new commercial loan department. Respectively, these portfolios increased $26.7 million, $6.4 million, and $7.3 million during fiscal 2001. In addition, a rising charge-off trend also prompted management to increase the provision. Net charge-offs for the year ended June 30, 2001, were $178,000 compared to $62,000 for the same period last year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

         Noninterest Income. Noninterest income totaled $1.9 million in fiscal 2001 compared to $868,000 in fiscal 2000, an increase of $1.0 million or 118.9%. The increase included $408,000 of proceeds from a life insurance policy and a $389,000 gain on the sale of land. In addition, various fees and service charges, particularly those related to deposit accounts, rose $244,000 in fiscal 2001 to $388,000.

         Noninterest Expense. Total noninterest expense increased to $4.9 million in fiscal 2001 from $3.4 million in fiscal 2000, an increase of $1.5 million or 44.1%. Salaries and employee benefits totaled $2.9 million for the year ended June 30, 2001, $1.0 million above the $1.9 million recorded in fiscal 2000. Approximately $400,000 of the increase in salaries and employee benefits expense is attributable to the three branches added during the period along with the new commercial loan department. In addition, stock awards were accrued for a full twelve months in fiscal 2001 versus only two months of accrual in fiscal 2000. For the year ended June 30, 2001, such accruals totaled $165,000 compared to $28,000 the preceding year. First Bancorp also was required to accelerate $165,000 of post-retirement benefits due to a senior officer's unexpected death. Upon completing one year of qualifying service, employees are eligible for enrollment in First Bancorp's pension plan. Contributions to this plan totaled $114,000 in fiscal 2001. Because the plan had been overfunded, First Bancorp's contribution was only $19,000 in fiscal 2000. Medical insurance premiums and employer FICA payments increased $29,000 and $50,000, respectively, for the year ended June 30, 2001, compared to the same period in 2000. The balance of the increase in salaries and employee benefits is mainly due to normal salary increases for employees other than those noted above.

         Equipment expense increased $98,000, or 47.6%, from $206,000 for the year ended June 30, 2000, to $304,000 for the year ended June 30, 2001. The increase reflects an additional $72,000 for depreciation and $27,000 for software licensing, maintenance agreements, and miscellaneous purchases and repairs. Net occupancy expense increased $76,000, or 44.4%, during the same period from $171,000 in fiscal 2000 to $247,000 in fiscal 2001. The higher equipment and occupancy expenses were attributed largely to the addition of the three new branches.

         In July 2000, First Federal converted to a new data processor and teller platform. Among its many benefits, the new system offers greater flexibility to design and implement new accounts and services. In addition, the new platform provides enhanced data manipulation and reporting capabilities. This change, coupled with the loan and deposit accounts acquired in the branch purchases, resulted in a $79,000 increase in data processing expenditures from $118,000 in fiscal 2000 to $197,000 in fiscal 2001.

         Other noninterest expense increased to $1.2 million in fiscal 2001 from $935,000 in fiscal 2000, an increase of $225,000 or 24.1%. Amortization of goodwill and core deposit premium associated with the branch purchases totaled $100,000 since the November 2000 acquisitions. Item processing and other deposit servicing costs also increased significantly during the year ended June 30, 2001, due to the number and characteristics of the accounts acquired in the branch purchases. As a result of the significant increase in the number of transaction accounts, related item processing expenses, excluding certain accountholder transitioning costs, increased to $81,000 in fiscal 2001 from $24,000 in fiscal 2000. In addition, office supplies and advertising expenses increased $47,000 and $36,000, respectively, in fiscal 2001 compared to the preceding year.

         Income Tax Expense. Total income tax expense was $374,000 in fiscal 2001 compared to $518,000 in 2000. Effective tax rates for the two fiscal years were 24.4% and 31.1%, respectively. The lower effective tax rate is attributable to the aforementioned life insurance proceeds, which are exempt from taxation, received in fiscal 2001.

Comparison of Operating Results for the Years Ended June 30, 2000 and 1999

         General. Net income for the year ended June 30, 2000 increased $573,000, or 100%, from $573,000 for the year ended June 30, 1999 to $1.1 million for the year ended June 30, 2000. This was primarily attributable to an increase in net interest income as the net interest rate spread increased from 2.04% to 2.50% for the year ended June 30, 2000 as compared to same period during 1999. The return on average assets was 0.92% for fiscal 2000 compared to 0.49% for fiscal 1999 and the return on average equity was 3.22% for fiscal 2000 compared to 2.86% for 1999.

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

         Provision for Loan Losses. The provision for loan losses for the year ended June 30, 2000 was $184,000 compared to $24,000 for the year ended June 30, 1999. The higher provision for the year ended June 30, 2000 reflected overall growth in the loan portfolio. Net charge-offs for the year ended June 30, 2000 were $62,000 compared to zero for the same period last year.

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

         Noninterest Expense. Total noninterest expense increased from $2.5 million in fiscal 1999 to $3.4 million in fiscal 2000, an increase of $935,000 or 37.4%. Salaries and employee benefits totaled $1.9 million during fiscal 2000, $516,000 higher than the $1.4 million recorded during fiscal 1999. Approximately $230,000 of the increase in salaries and employee benefits expense was attributable to the indirect lending department. Fiscal 1999 reflected only six months of activity, as this department was established in January 1999, while fiscal 2000 reflected a full twelve months of operation. Compensation expense was also approximately $126,000 higher during fiscal 2000 as a result of First Federal's ESOP. This was attributable to fiscal 1999 reflecting only three months of benefits, as the ESOP was adopted in conjunction with First Bancorp's initial public offering in April 1999, while fiscal 2000 reflects a full twelve months of benefits. Compensation expense was also approximately $28,000 higher for fiscal 2000 as result of awards made under the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan that was approved by shareholder's at the annual meeting in November 1999. Incentive compensation and bonuses added $47,000 to compensation expense for the year ended June 30, 2000 as compared to the same period in 1999. Retirement and medical expenses were also higher approximately $17,000 and $8,000, respectively for the year ended June 30, 2000 as compared to the same period in 1999. The balance of the increase in salaries and employee benefits was mainly due to normal salary increases for employees other than those noted above.

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

         Other noninterest expense increased from $560,000 during fiscal 1999 to $935,000 during fiscal 2000, an increase of $375,000 or 67.0%. Approximately $89,000 of the increase was due to legal and other fees incurred in settlement of a lawsuit in connection with the acquisition of the indirect lending department. The increased expense was also attributable to professional fees and other expenses associated with being a public company, which increased $143,000, an $83,000 increase in expenses associated with the new indirect lending department, a $16,000 increase in advertising, and various other small increases in several noninterest expense categories.

         Income Tax Expense. Total income tax expense was $518,000 in fiscal 2000 compared to $210,000 in 1999. The increase is attributable to increased taxable income for fiscal 2000. The effective tax rates for the years ended June 30, 2000 and 1999 were 31.1% and 26.8%.

Average Balances, Interest and Average Yields/Cost

         The following table sets forth for the years ended June 30, 2001, 2000 and 1999 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                                         Years Ended June 30,
                                        -----------------------------------------------------------------------------------------
                                                    2001                        2000                            1999
                                        ---------------------------- ---------------------------   ------------------------------
                                                  Interest                     Interest                       Interest
                                         Average     and     Yield/   Average     and      Yield/   Average      and      Yield/
                                         Balance  Dividends   Cost    Balance  Dividends    Cost    Balance   Dividends    Cost
                                        --------- --------- -------- --------- ---------  -------  ---------  ---------   -------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) .............  $ 85,278    $  7,126    8.36%  $ 61,353  $  4,976     8.11%  $ 42,472  $  3,436      8.09%
   Investment securities ............    49,898       3,382    6.78     46,716     3,027     6.48     49,607     3,103      6.26
   Deposits with financial
institutions ........................    11,472         682    5.94      8,101       450     5.55     15,715       833      5.30
   Federal funds sold ...............       717          41    5.72        666        37     5.56        703        35      4.98
   Other ............................       768          63    8.20        727        58     7.98        727        60      8.25
                                       --------    --------            -------  --------     ----   --------  --------
    Total interest-earning assets ...   148,133      11,294    7.62    117,563     8,548     7.27    109,224     7,467      6.84
Non-interest-earning assets .........    12,683                          7,203                         6,831
                                       --------                        -------                      --------
    Total assets ....................  $160,816                       $124,766                      $116,055
                                       ========                       ========                      ========

Interest-bearing liabilities:
   Demand and savings
      accounts ......................  $ 31,279         837    2.68   $ 21,496       558     2.60   $ 22,666       596      2.63
   Certificates of deposit ..........    83,812       4,955    5.91     63,038     3,400     5.39     67,482     3,710      5.50
                                       --------    --------           --------  --------            --------  --------
    Total deposits ..................   115,091       5,792    5.03     84,534     3,958     4.68     90,148     4,306      4.78
   Borrowings .......................     8,397         511    6.09      2,404       157     6.53      2,656       148      5.57
   Other ............................       748          74    9.89        641        64     9.98      1,508        75      4.97
                                       --------    --------           --------  --------            --------  --------
    Total interest-bearing
         liabilities.................   124,236       6,377    5.13     87,579     4,179     4.77     94,312     4,529      4.80
Non-interest-bearing liabilities.....     2,285                          1,640                         1,697
Stockholders' equity ................    34,295                         35,547                        20,046
                                       --------                       --------                      --------
    Total liabilities and
         stockholders' equity .......  $160,816                       $124,766                      $116,055
                                       ========                       ========                      ========

Net interest income .................              $  4,917                     $  4,369                      $  2,938
                                                   ========                     ========                      ========
Interest rate spread (2) ............                          2.49%                         2.50%                          2.04%
Net interest margin (3) .............                          3.32%                         3.72%                          2.69%
Ratio of average interest-earning
   assets to average interest
   bearing liabilities...............    119.24%                        134.24%                       115.81%


(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)  Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2001, 2000 and 1999. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                         2001 vs. 2000                    2000 vs. 1999
                                               ------------------------------    ------------------------------
                                                Increase (Decrease)               Increase (Decrease)
                                                      Due to                             Due to
                                               ---------------------             --------------------
                                                 Rate       Volume      Net        Rate       Volume      Net
                                               --------    --------   -------    -------     --------   -------
                                                                        (In thousands)
Interest-earning assets:
   Loans receivable, net....................    $ 155      $1,995     $2,150     $   9       $1,531     $1,540
   Investment securities....................      143         212        355       109         (185)       (76)
   Deposits with financial institutions.....       33         199        232        38         (421)      (383)
   Federal funds sold.......................        1           3          4         4           (2)         2
   Other....................................        2           3          5        (2)          --         (2)
                                               ------     -------   --------     -----        -----     ------
      Total net change in income on
         interest-earning assets............      334       2,412      2,746       158          923      1,081
Interest-bearing liabilities:
   Demand and savings accounts..............       18         261        279        (8)         (30)       (38)
   Certificates of deposit..................      351       1,204      1,555       (69)        (241)      (310)
                                                -----      ------   --------     -----        -----     ------
      Total deposits........................      369       1,465      1,834       (77)        (271)      (348)
   Borrowings...............................      (11)        365        354        24          (15)         9
   Other....................................       (1)         11         10        (1)         (10)       (11)
                                               ------      ------   --------     -----        -----     ------
      Total net change in expense on
         Interest-bearing liabilities.......      357       1,841      2,198       (54)        (296)      (350)
                                                -----     -------   --------     -----       ------     ------
Net change in net interest income...........    $ (23)    $   571   $    548     $ 212       $1,219     $1,431
                                                ======    =======   ========     =====       ======     ======


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

         The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2001 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.


                Interest Rate Sensitivity of Net Portfolio Value
 ------------------------------------------------------------------------------
   Basis Point
     ("bp")              Net Portfolio Value          Portfolio Value of Assets
     ------       --------------------------------    -------------------------
Change in Rates   $ Amount    $ Change    % Change    NPV Ratio        Change
----------------   -------     -------     -------    ---------        ------
                               (Dollars in thousands)

     300           $18,107     $(9,958)      (35)%      10.93%        (485) bp
     200            21,463      (6,601)      (24)       12.65         (313)
     100            24,828      (3,237)      (12)       14.29         (149)
      0             28,065          --        --        15.78           --
    (100)           29,960       1,895         7        16.57           79
    (200)           30,481       2,416         9        16.68           90
    (300)           30,661       2,596         9        16.61           83


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

(2) establishing an indirect automobile lending program through which it originates short-term, fixed- rate automobile loans;

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

         First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2001, cash and cash equivalents totaled $10.5 million, or 5.97% of total assets. At June 30, 2001, First Federal had outstanding commitments to originate loans of $1.9 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $67.0 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

         The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Proceeds from maturities, net of purchases, of investment securities and principal payments received on mortgage-backed and related securities, totaled $195,000 for the year ended June 30, 2001, while loan originations and purchases in excess of repayments totaled $40.8 million.

         First Federal's most significant financing activities are deposit accounts and Federal Home Loan Bank borrowings. Additional Federal Home Loan Bank borrowings of $10.0 million was the primary source of cash during 2001. Cash inflow was somewhat offset by the purchase of $4.8 million of First Bancorp stock.

         Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. At June 30, 2001, First Federal had approximately $20.0 million remaining available to it under its borrowing arrangement with the Federal Home Loan Bank. At June 30, 2001, First Federal had $15.0 million of borrowings from the Federal Home Loan Bank.

         OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2001, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 14.07%, 14.07% and 24.01%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 (as amended by SFAS No. 137), standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires entities to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value, gains and losses, of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. The statement is effective for fiscal years beginning after June 15, 2001. The statement is not expected to affect First Bancorp because First Bancorp does not currently purchase derivative instruments or enter into hedging activities.

         In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, although it continues most of the provisions of Statement No. 125 without reconsideration. The provisions of Statement No. 140 are effective for periods after December 15, 2000. First Bancorp does not expect the adoption of the provisions of Statement No. 140 to have a material impact on its financial position or results of operations.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method. Statement No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. Statement No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under Statement No. 142, goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. The nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001, provided that first-quarter financial statements have not already been issued. First Federal has elected to adopt Statement No. 142 effective July 1, 2001. Adoption of Statement No. 142 will result in a decrease in operating expenses of approximately $77,000 due to a reduction in the amortization of intangible assets.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 21, 2001 and to Part I, Item 1, "Business--Executive Officers of the Registrant" of this report. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 21, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 21, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on November 21, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      (1) The following are filed as a part of this report:

                         o   Independent Auditors' Report

                         o Consolidated Balance Sheets as of June 30, 2001 and 2000

                         o Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999

                         o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

                         o Consolidated Statements of Cash Flows for the Years Ended June 30, 20001, 2000 and 1999

                         o   Notes to Consolidated Financial Statements

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

--------------------

(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.
(2) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 1999.
(3) Incorporated herein by reference into this document from Exhibit 10 to the Quarterly Report on From 10-Q for the quarter ended December 31, 1999.

       (b)      Reports on Form 8-K

                  (1) Form 8-K filed on April 17, 2001, reporting under Item 5,
                      First Bancorp's letter to Bradshaw Capital Management LLC and Roosevelt Group LLC concerning the unsolicited offer to be acquired by Pulaski Financial Corp.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST BANCORP OF INDIANA, INC.


Date: September 20, 2001                By:  /s/ Harold Duncan
      ------------------                     -----------------
                                             Harold Duncan
                                             President, Chief Executive Officer
                                             and Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Name              Title                                     Date
        ----              -----                                     ----

/s/ Harold Duncan         President, Chief Executive Officer  September 20, 2001
----------------------                                        ------------------
Harold Duncan             and Chairman of the Board
                          (principal executive officer)


/s/ Michael H. Head       Vice President and Director         September 20, 2001
----------------------                                        ------------------
Michael H. Head


/s/George J. Smith        Treasurer (principal financial      September 20, 2001
----------------------     and accounting officer)            ------------------
George J. Smith


/s/ Herbert V. Dassel     Director                            September 20, 2001
----------------------                                        ------------------
Herbert V. Dassel


/s/ Frank E. Kern         Director                            September 20, 2001
----------------------                                        ------------------
Frank E. Kern


/s/ James E. Will, Jr.    Director                            September 20, 2001
----------------------                                        ------------------
James E. Will, Jr.


/s/ Jerome A. Ziemer      Director                            September 20, 2001
----------------------                                        ------------------
Jerome A. Ziemer

                         Independent Accountants' Report



Board of Directors
First Bancorp of Indiana, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheet of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of First Bancorp of Indiana, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ BKD, LLP
------------
BKD,LLP


Evansville, Indiana
August 3, 2001

                         First Bancorp of Indiana, Inc.
                                 and Subsidiary


                           Consolidated Balance Sheet

June 30                                                                        2001               2000
-----------------------------------------------------------------------------------------------------------
Assets
    Cash and due from banks                                               $   5,105,758       $   1,448,002
    Interest-bearing demand deposits                                          4,906,112           3,590,492
    Federal funds sold                                                          475,000           1,355,000
                                                                          -------------       -------------
               Cash and cash equivalents                                     10,486,870           6,393,494
    Interest-bearing deposits                                                   297,000           1,188,000
    Investment securities
        Available for sale                                                    6,922,693           8,541,057
        Held to maturity (fair value of $40,002,000 and $37,442,000)         40,050,086          38,492,081
                                                                          -------------       -------------
               Total investment securities                                   46,972,779          47,033,138
    Loans, net of allowance for loan losses of $661,000 and $396,000        106,818,459          66,377,404
    Premises and equipment                                                    3,150,100           1,647,253
    Federal Home Loan Bank stock                                                884,700             727,400
    Goodwill and intangible assets                                            2,359,579
    Other assets                                                              4,642,176           4,115,537
                                                                          -------------       -------------

               Total assets                                               $ 175,611,663       $ 127,482,226
                                                                          =============       =============


Liabilities
    Deposits
        Noninterest bearing                                               $   4,406,278       $     673,479
        Interest bearing                                                    122,390,548          85,300,789
                                                                          -------------       -------------
               Total deposits                                               126,796,826          85,974,268
    Long-term debt                                                           15,000,000           5,000,000
    Advances by borrowers for taxes and insurance                               578,800             339,217
    Other liabilities                                                         1,816,299           1,257,094
                                                                          -------------       -------------
               Total liabilities                                            144,191,925          92,570,579
                                                                          -------------       -------------

Commitments and Contingent Liabilities

Stockholders' Equity
    Preferred stock, $.01 par value
        Authorized and unissued--1,000,000 shares
    Common stock, $.01 par value
        Authorized--9,000,000 shares
        Issued and outstanding--2,272,400 shares                                 22,724              22,724
        Additional paid-in capital                                           21,868,686          21,841,913
    Retained earnings                                                        17,272,524          16,472,853
    Accumulated other comprehensive income                                      130,220              30,699
                                                                          -------------       -------------
                                                                             39,294,154          38,368,189
    Less:
    Unallocated employee stock ownership plan
        shares--143,926 and 159,070 shares                                   (1,469,218)         (1,623,809)
    Unallocated management recognition plan
        shares--66,009 and 90,896 shares                                       (620,696)           (826,222)
    Treasury stock, at cost--438,644 and 107,344 shares                      (5,784,502)         (1,006,511)
                                                                          -------------       -------------

               Total stockholders' equity                                    31,419,738          34,911,647
                                                                          -------------       -------------

               Total liabilities and stockholders' equity                 $ 175,611,663       $ 127,482,226
                                                                          =============       =============



See notes to consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statement of Income


Year Ended June 30                                                       2001              2000             1999
--------------------------------------------------------------------------------------------------------------------
Interest Income
    Loans receivable                                                  $ 7,125,968      $ 4,975,989      $ 3,436,286
    Investment securities                                               3,382,123        3,026,947        3,103,298
    Deposits with financial institutions                                  682,319          449,531          832,625
    Federal funds sold                                                     40,641           37,148           34,918
    Other interest and dividend income                                     62,767           58,272           59,492
                                                                       --------------------------------------------
           Total interest income                                       11,293,818        8,547,887        7,466,619
                                                                       --------------------------------------------

Interest Expense
    Deposits                                                            5,792,274        3,957,938        4,306,087
    Long-term debt                                                        511,216          157,136          148,040
    Other                                                                  73,801           63,378           74,862
                                                                       --------------------------------------------
           Total interest expense                                       6,377,291        4,178,452        4,528,989
                                                                       --------------------------------------------

Net Interest Income                                                     4,916,527        4,369,435        2,937,630

Provision for Loan Losses                                                 443,000          184,342           24,000
                                                                       --------------------------------------------

Net Interest Income After Provision for Loan Losses                     4,473,527        4,185,093        2,913,630
                                                                       --------------------------------------------

Noninterest Income
    Service charges on deposit accounts                                   246,818           53,508           52,783
    Net gain on loan sales                                                472,588          507,490           61,353
    Increase in cash surrender values of life insurance                   105,894           94,760           97,315
    Proceeds of life insurance in excess of cash surrender value          408,178
    Net gain on sales of premises and equipment                           387,516
    Other income                                                          299,963          211,988          112,365
                                                                       --------------------------------------------
           Total noninterest income                                     1,920,957          867,746          323,816
                                                                       --------------------------------------------

Noninterest Expense
    Salaries and employee benefits                                      2,932,118        1,920,250        1,404,244
    Net occupancy expense                                                 247,405          171,248          179,680
    Equipment expense                                                     304,115          205,526          141,812
    Deposit insurance expense                                              20,434           37,913           55,097
    Data processing fees                                                  196,646          118,366          113,633
    Other expenses                                                      1,160,741          935,488          559,673
                                                                       --------------------------------------------
           Total noninterest expense                                    4,861,459        3,388,791        2,454,139
                                                                       --------------------------------------------

Income Before Income Tax                                                1,533,025        1,664,048          783,307
    Income tax expense                                                    374,291          517,726          210,111
                                                                       --------------------------------------------

Net Income                                                            $ 1,158,734      $ 1,146,322      $   573,196
                                                                        ===========================================

Basic Earnings per Share                                              $      0.63      $      0.56
                                                                        ============================

Diluted Earnings per Share                                            $      0.61      $      0.56
                                                                        ============================


See notes to consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity


                                                                  Common Stock
                                                        ---------------------------    Additional
                                                            Shares                       Paid-in    Comprehensive    Retained
                                                          Outstanding      Amount        Capital        Income       Earnings
                                                        ------------------------------------------------------------------------
Balances, July 1, 1998                                                                                              $14,900,739
    Issuance of common stock                               2,272,400    $     22,724   $ 21,833,369
    Comprehensive income
        Net income                                                                                   $    573,196       573,196
        Other comprehensive income, net of tax
           Unrealized losses on securities                                                                (22,655)
                                                                                                     ------------
    Comprehensive income                                                                             $    550,541
                                                                                                     ============
    Employee Stock Ownership Plan shares allocated                                           (1,851)
                                                        -------------------------------------------                 ------------
Balances, June 30, 1999                                    2,272,400          22,724     21,831,518                  15,473,935
    Comprehensive income
        Net income                                                                                   $  1,146,322     1,146,322
        Other comprehensive income, net of tax
           Unrealized gains on securities                                                                   5,436
                                                                                                     ------------
    Comprehensive income                                                                             $  1,151,758

    Cash dividends ($0.07 per share)                                                                                   (147,404)
    Purchase of treasury stock
    Purchase of stock by Employee Stock Ownership Plan
    Transfer of shares to Management Recognition Plan
    Employee Stock Ownership Plan shares allocated                                           (9,578)
    Management Recognition Plan shares allocated                                               (843)
    Refund of conversion expenses                                                            20,816
                                                        -------------------------------------------                 ------------
Balances, June 30, 2000                                    2,272,400          22,724     21,841,913                  16,472,853
    Comprehensive income
        Net income                                                                                   $  1,158,734     1,158,734
        Other comprehensive income, net of tax
           Unrealized gains on securities                                                                  99,521
                                                                                                     ------------
    Comprehensive income                                                                             $  1,258,255
                                                                                                     ============

    Cash dividends ($0.18 per share)                                                                                   (359,063)
    Purchase of treasury stock
    Employee Stock Ownership Plan shares allocated                                          32,852
    Management Recognition Plan shares allocated                                            (6,079)
                                                        -------------------------------------------                -------------
Balances, June 30, 2001                                    2,272,400    $     22,724   $ 21,868,686                $ 17,272,524
                                                        ===========================================                =============



                                                        Accumulated
                                                           Other     Unallocated    Unallocated
                                                       Comprehensive    ESOP            MRP        Treasury
                                                           Income      Shares          Shares        Stock         Total
                                                       -----------------------------------------------------------------
Balances, July 1, 1998                                  $    47,918                                           $ 14,948,657
    Issuance of common stock                                          $ (874,000)                               20,982,093
    Comprehensive income
        Net income                                                                                                 573,196
        Other comprehensive income, net of tax
           Unrealized losses on securities                  (22,655)                                               (22,655)

    Comprehensive income

    Employee Stock Ownership Plan shares allocated                        48,560         46,709
                                                       -------------------------------------------------------------------
Balances, June 30, 1999                                      25,263    (825,440)                                36,528,000
    Comprehensive income
        Net income                                                                                               1,146,322
        Other comprehensive income, net of tax
           Unrealized gains on securities                     5,436                                                  5,436
    Comprehensive income
    Cash dividends ($0.07 per share)                                                                              (147,404)
    Purchase of treasury stock                                                                   $(1,861,225)   (1,861,225)
    Purchase of stock by Employee Stock Ownership Plan                  (980,411)                                 (980,411)
    Transfer of shares to Management Recognition Plan                                 $(854,714)     854,714
    Employee Stock Ownership Plan shares allocated                       182,042                                   172,464
    Management Recognition Plan shares allocated                                         28,492                     27,649
    Refund of conversion expenses                                                                                   20,816
                                                       -------------------------------------------------------------------
Balances, June 30, 2000                                      30,699   (1,623,809)      (826,222)  (1,006,511)   34,911,647
    Comprehensive income
        Net income                                                                                               1,158,734
        Other comprehensive income, net of tax
           Unrealized gains on securities                    99,521                                                 99,521

    Comprehensive income


    Cash dividends ($0.18 per share)                                                                              (359,063)
    Purchase of treasury stock                                                                    (4,777,991)   (4,777,991)
    Employee Stock Ownership Plan shares allocated                       154,591                                   187,443
    Management Recognition Plan shares allocated                                        205,526                    199,447
                                                       -------------------------------------------------------------------
Balances, June 30, 2001                                  $  130,220  $(1,469,218)     $(620,696) $(5,784,502)  $31,419,738
                                                       ===================================================================


See notes to consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

Year Ended June 30                                                                  2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                 $  1,158,734       $  1,146,322       $    573,196
    Adjustments to reconcile net income to net cash
        provided (used) by operating activities
        Provision for loan losses                                                   443,000            184,342             24,000
        Depreciation                                                                251,185            126,819            105,069
        Amortization of net loan origination fees                                   (92,545)            (4,528)           (45,000)
        Amortization of goodwill and intangible assets                              100,432
        Deferred income tax                                                        (234,000)           (37,000)          (109,000)
        Increase in cash surrender value of life insurance                         (105,894)           (94,000)           (97,315)
        Investment securities amortization, net                                      38,207             23,335             34,416
        Gain on sales of premises and equipment                                    (387,516)
        Loans originated for sale                                               (29,280,066)       (31,215,256)        (5,822,000)
        Proceeds from sales of loans originated for sale                         29,752,654         31,722,746          5,883,353
        Net gain on loan sales                                                     (472,588)          (507,490)           (61,353)
        Compensation expense related to employee stock
           ownership plan and management recognition plan                           386,890            200,113             46,709
        Net change in
           Other assets                                                            (388,058)           318,620           (930,474)
           Other liabilities                                                        559,205             88,426            383,386
                                                                                -------------------------------------------------
               Net cash provided (used) by operating activities                   1,729,640          1,952,449            (15,013)
                                                                                -------------------------------------------------
Investing Activities
    Net change in interest-bearing deposits                                         891,000            891,000            200,000
    Proceeds from maturities of securities available for sale                     1,820,206          1,531,700          1,372,969
    Purchases of securities held to maturity                                    (39,039,930)       (29,529,775)       (30,582,723)
    Proceeds from maturities of securities held to maturity                      37,414,957         23,926,893         39,904,489
    Net change in loans                                                         (40,791,510)       (10,248,318)       (20,632,897)
    Purchase of FHLB stock                                                         (157,300)
    Purchases of premises and equipment                                          (1,765,952)          (265,502)           (93,328)
    Proceeds from sales of premises and equipment                                   399,436
    Redemption of life insurance policy                                             127,753            195,000
    Purchase of financial institution branches, net of cash received             (2,460,011)
                                                                                -------------------------------------------------
               Net cash used by investing activities                            (43,561,351)       (13,499,002)        (9,831,490)
                                                                                -------------------------------------------------
Financing Activities
    Net change in
        Noninterest bearing, interest-bearing demand and savings deposits        17,552,559           (738,843)           906,079
        Certificates of deposit                                                  23,269,999             (9,000)        (3,413,000)
        Advances by borrowers for taxes and insurance                               239,583            (42,009)            25,385
    Proceeds of long-term debt                                                   10,000,000          5,000,000
    Repayment of long-term debt                                                                                        (3,645,000)
    Cash dividends                                                                 (359,063)          (147,404)
    Purchase of treasury stock                                                   (4,777,991)        (1,861,225)
    Issuance of stock, net of offering costs                                                                           20,982,093
    Purchase of stock by ESOP                                                                         (980,411)
    Refund of conversion expenses                                                                       20,816
                                                                                -------------------------------------------------
               Net cash provided by financing activities                         45,925,087          1,241,924         14,855,557
                                                                                -------------------------------------------------

Net Change in Cash and Cash Equivalents                                           4,093,376        (10,304,629)         5,009,054

Cash and Cash Equivalents, Beginning of Year                                      6,393,494         16,698,123         11,689,069
                                                                                -------------------------------------------------

Cash and Cash Equivalents, End of Year                                         $ 10,486,870       $  6,393,494       $ 16,698,123
                                                                                =================================================
Additional Cash Flows Information
    Interest paid                                                              $  5,807,291       $  4,082,452       $  4,517,989
    Income tax paid                                                                 606,600            758,319             98,768


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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of June 30, 2001, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Intangible assets are being amortized using straight-line and accelerated methods over periods ranging from 7 to 25 years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Reclassifications of certain amounts in the 2000 and 1999 financial statements have been made to conform to the 2001 presentation.


Note 2 - Purchase of Branches

On November 18, 2000, the Bank purchased certain assets and assumed certain liabilities related to two branches of a financial institution located in Evansville, Indiana in exchange for $3,439,000. The assets included $9,092,000 of cash, $22,700,000 of loans, $979,000 of real and personal property, $1,928,000 of goodwill, $532,000 of deposit-based intangibles, and $172,000 of accrued interest receivable and other assets. The liabilities consisted of $35,143,000 of customer deposits and $260,000 of accrued interest payable and other liabilities. The goodwill is being amortized straight-line over 25 years and the deposit-based intangibles are being amortized on an accelerated method over 7 years.


Note 3 - Conversion to Stock Ownership

On April 7, 1999, the Bank consummated its conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank pursuant to the Bank's Plan of Conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 2,272,400 shares of Company common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs of $868,000 and Employee Stock Ownership Plan shares of $874,000, were approximately $20.98 million.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 4 - Investment Securities

                                                                        Gross              Gross
                                                 Amortized           Unrealized          Unrealized            Fair
                                                    Cost                Gains              Losses              Value
                                               --------------------------------------------------------------------------
At June 30, 2001
    Available for sale
        Federal agencies                           $  1,000             $  23                               $  1,023
        Corporate obligations                           917                 3                                    920
        Mortgage-backed securities                    4,780               200                                  4,980
                                               --------------------------------------------------------------------------
               Total available for sale               6,697               226                                  6,923
                                               --------------------------------------------------------------------------
    Held to maturity
        Federal agencies                              2,000                                $   51              1,949
        Corporate obligations                         2,013                 1                                  2,014
        Mortgage-backed securities                   32,544               198                 196             32,546
        Commercial paper                              3,493                                                    3,493
                                               --------------------------------------------------------------------------
               Total held to maturity                40,050               199                 247             40,002
                                               --------------------------------------------------------------------------

               Total investment securities          $46,747             $ 425              $  247            $46,925
                                               ==========================================================================

At June 30, 2000
    Available for sale
        Federal agencies                           $  1,000             $   1                               $  1,001
        Corporate obligations                         1,237                 8                                  1,245
        Mortgage-backed securities                    6,251                48              $    4              6,295
                                               --------------------------------------------------------------------------
               Total available for sale               8,488                57                   4              8,541
                                               --------------------------------------------------------------------------
    Held to maturity
        Federal agencies                              8,000                                   304              7,696
        Corporate obligations                         2,113                                     4              2,109
        Mortgage-backed securities                   25,596                10                 751             24,855
        Commercial paper                              2,783                                     1              2,782
                                               --------------------------------------------------------------------------
               Total held to maturity                38,492                10               1,060             37,442
                                               --------------------------------------------------------------------------

               Total investment securities          $46,980               $67              $1,064            $45,983
                                               ==========================================================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair market value of securities available for sale and held to maturity at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Available for Sale          Held to Maturity
                                 -----------------------------------------------
                                  Amortized      Fair      Amortized       Fair
                                    Cost         Value        Cost        Value
--------------------------------------------------------------------------------

Within one year                                             $ 5,506      $ 5,507
One to five years                 $ 1,000      $ 1,023
Five to ten years                     917          920
After ten years                                               2,000        1,949
                                  ----------------------------------------------
                                    1,917        1,943        7,506        7,456
Mortgage-backed securities          4,780        4,980       32,544       32,546
                                  ----------------------------------------------

           Totals                 $ 6,697      $ 6,923      $40,050      $40,002
                                  ==============================================

During 2000, debt securities with an amortized cost of $7,085,276 were transferred from held to maturity to available for sale in conjunction with the Company's adoption of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The securities had an unrealized gain of approximately $49,000.


Note 5 - Loans and Allowance

June 30                                     2001           2000          1999
--------------------------------------------------------------------------------

Real estate loans                       $  69,662      $  45,612      $  41,194
Credit line equity loans                    5,895          1,284          1,020
Commercial loans                            7,353
Loans to depositors secured by savings        369            200            127
Consumer loans                             26,910         20,680         15,389
                                        ---------------------------------------
                                          110,189         67,776         57,730
Undisbursed portion of loans               (2,502)          (879)          (981)
Deferred loan fees                           (208)          (124)          (166)
Allowance for loan losses                    (661)          (396)          (274)
                                        ---------------------------------------

               Total loans              $ 106,818      $  66,377      $  56,309
                                        =======================================

Allowance for loan losses
    Balances, July 1                    $     396      $     274      $     250
    Provision for losses                      443            184             24
    Recoveries on loans                         6             19
    Loans charged off                        (184)           (81)
                                        ---------------------------------------
    Balances, June 30                   $     661      $     396      $     274
                                        =======================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank has not had any significant impaired loans during each of the years ended June 30, 2001, 2000 and 1999.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid balances of these loans were $8,711,000 and $9,647,000 at June 30, 2001 and 2000.


Note 6 - Premises and Equipment

June 30                                  2001                         2000
--------------------------------------------------------------------------------

Land                                     $1,213                      $   649
Buildings                                 2,661                        1,891
Equipment                                 1,459                        1,039
                                     -------------------------------------------
        Total cost                        5,333                        3,579
Accumulated depreciation                 (2,183)                      (1,932)
                                     -------------------------------------------

        Net                              $3,150                       $1,647
                                     ===========================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 7 - Other Assets and Other Liabilities

June 30                                                   2001          2000
--------------------------------------------------------------------------------

Other assets
    Interest receivable
        Investment securities                            $   381       $   439
        Loans                                                562           306
    Cash surrender value of life insurance                 2,035         2,057
    Investment in limited partnership                        120           172
    Net deferred tax asset                                   467           306
    Accounts receivable--dealer draft                        203           181
    Prepaid expenses and other                               874           655
                                                       -------------------------

           Total                                          $4,642        $4,116
                                                       =========================


Other liabilities
    Interest payable
        Deposits                                         $   606       $   145
        Other borrowings                                     318           209
    Deferred directors' fees and officer compensation        671           523
    Accrued expenses                                         221           380
                                                       -------------------------

           Total                                          $1,816        $1,257
                                                       =========================

The investment in limited partnership of $120,000 and $172,000 at June 30, 2001 and 2000 represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the losses of $52,000, $55,000 and $51,000, the Bank has recorded the benefit of low-income housing tax credits of $73,000 for each of the years in the three-year period ended June 30, 2001.


Note 8 - Deposits

June 30                                                   2001           2000
--------------------------------------------------------------------------------

Demand deposits                                          $26,591       $12,196
Savings deposits                                          12,158         9,001
Certificates of deposit of $100,000 or more               10,883         8,109
Other certificates of deposit                             77,165        56,668
                                                       -------------------------

           Total deposits                               $126,797       $85,974
                                                       =========================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Certificates maturing in years ending June 30:

    2002                                       $67,033
    2003                                        16,065
    2004                                         2,629
    2005                                         1,024
    2006                                           882
    Thereafter                                     415
                                            ---------------

                                               $88,048
                                            ===============


Note 9 - Long-Term Debt

June 30                                                  2001           2000
--------------------------------------------------------------------------------

Federal Home Loan Bank advances
    Fixed rate of 6.465%, due in January 2005          $  5,000        $5,000
    Fixed rate of 5.370%, due in February 2011           10,000
                                                     ---------------------------

               Total Federal Home Loan Bank advances    $15,000        $5,000
                                                     ===========================

The Federal Home Loan Bank advances are secured by first-mortgage loans and investment securities totaling $22,727,000. Advances are subject to penalties in the event of prepayment.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 10 - Income Tax


Year Ended June 30                                                    2001             2000            1999
----------------------------------------------------------------------------------------------------------------
Income tax
    Currently payable
        Federal                                                       $494             $436            $229
        State                                                          114              119              90
    Deferred
        Federal                                                       (199)             (52)            (92)
        State                                                          (35)              15             (17)
                                                                 -----------------------------------------------

           Total income tax expense                                   $374             $518            $210
                                                                 ===============================================

Reconciliation of federal statutory to actual tax expense
    Federal statutory income tax at 34%                               $521             $566            $266
    State income taxes, net of federal benefit                          52               88              48
    Cash surrender value of life insurance                             (36)             (32)            (33)
    Tax credits                                                        (73)             (73)            (73)
    Proceeds from life insurance                                      (142)
    Other                                                               52              (31)              2
                                                                 -----------------------------------------------

           Actual tax expense                                         $374             $518            $210
                                                                 ===============================================

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                                               2001             2000
---------------------------------------------------------------------------------------------
Assets
    Differences in accounting for loan losses                         $245             $142
    Differences in accounting for loan fees                             13               19
    Deferred compensation and directors fees                           401              256
    Other                                                               53               44
                                                                 ----------------------------
               Total assets                                            712              461
                                                                 ----------------------------

Liabilities
    Differences in depreciation methods                                (97)             (81)
    Federal Home Loan Bank dividends                                   (52)             (51)
    Unrealized gain on securities available for sale                   (96)             (23)
                                                                 ----------------------------
               Total liabilities                                      (245)            (155)
                                                                 ----------------------------

                                                                      $467             $306
                                                                 ============================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Retained earnings at June 30, 2001 and 2000 include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.


Note 11 - Other Comprehensive Income

                                                                                             2001
                                                              ------------------------------------------------------------------
                                                                Before-Tax                   Tax                   Net-of-Tax
Year Ended June 30                                                Amount                   Expense                   Amount
--------------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
    Unrealized holding gains arising during the year                $173                     $(74)                     $99
                                                              ==================================================================


                                                                                             2000
                                                              ------------------------------------------------------------------
                                                                Before-Tax                   Tax                   Net-of-Tax
Year Ended June 30                                                Amount                   Expense                   Amount
--------------------------------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
    Unrealized holding gains arising during the year                  $9                      $(4)                      $5
                                                              ==================================================================

                                                                                             1999
                                                              ------------------------------------------------------------------
                                                                Before-Tax                   Tax                   Net-of-Tax
Year Ended June 30                                                Amount                   Benefit                   Amount
--------------------------------------------------------------------------------------------------------------------------------

Unrealized losses on securities:
    Unrealized holding losses arising during the year               $(35)                     $12                     $(23)
                                                              ==================================================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 12 - Commitments and Contingent Liabilities

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

                                                              June 30
                                                    ----------------------------
                                                       2001             2000
                                                    ----------------------------

Loan commitments
    At variable rates                                 $7,442           $3,299
    At fixed rates ranging from 6.375% to 9.500%       1,926              230
                                                    ----------------------------

                                                      $9,368           $3,529
                                                    ============================

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


Note 13 - Dividends and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income for the current year plus those for the preceding two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then-current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation accounts was $15,268,982.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 14 - Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2001 and 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2001 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                                         Required for               To Be Well
                                                                  Actual               Adequate Capital*           Capitalized*
                                                          --------------------------------------------------------------------------
                                                            Amount       Ratio         Amount     Ratio         Amount       Ratio
                                                          --------------------------------------------------------------------------
As of June 30, 2001
    Total risk-based capital* (to risk-
        weighted assets)                                   $24,960       24.01%        $8,315      8.00%        $10,394     10.00%
    Tier 1 capital* (to risk-weighted assets)               24,299       23.38          4,157      4.00           6,236      6.00
    Core capital* (to adjusted total assets)                24,299       14.07          6,907      4.00           8,634      5.00
    Core capital* (to adjusted tangible assets)             24,299       14.07          3,454      2.00             N/A       N/A
    Tangible capital* (to adjusted total assets)            24,299       14.07          2,590      1.50             N/A       N/A

As of June 30, 2000
    Total risk-based capital* (to risk-
        weighted assets)                                   $25,661       38.38%        $5,349      8.00%         $6,686     10.00%
    Tier 1 capital* (to risk-weighted assets)               25,265       38.31          2,674      4.00           4,012      6.00
    Core capital* (to adjusted total assets)                25,265       19.94          5,070      4.00           6,368      5.00
    Core capital* (to adjusted tangible assets)             25,265       19.94          2,535      2.00             N/A       N/A
    Tangible capital* (to adjusted total assets)            25,265       19.94          1,901      1.50             N/A       N/A

*As defined by regulatory agencies


FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 15 - Employee Benefit Plans

Pension Plan
The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense was $113,890, $19,300 and $2,200 for 2001, 2000 and 1999. This plan provides pension benefits for substantially all of the Bank's employees.

401(k) Plan
The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The Bank's expense for the plan was $29,900, $22,900 and $23,400 for 2001, 2000 and 1999.

Supplemental Retirement Plan
The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $173,800, $50,100 and $45,100 for the years ended June 30, 2001, 2000 and 1999.
Of the $173,800 of expense recorded during the year ended June 30, 2001, $130,000 was attributable to the death of a plan participant. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the plan was $57,660, $51,200 and $43,900 for the years ended June 30, 2001, 2000 and 1999.

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

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Stock totaling 15,144, 17,866, and 4,856 shares for 2001, 2000, and 1999 with an average fair value of $12.38, $9.65, and $9.62 per share were committed to be released, resulting in ESOP compensation expense of approximately $187,400, $172,500, and $46,700. Shares held by the ESOP at June 30 are as follows:

                                                                        2001                   2000
---------------------------------------------------------------------------------------------------------
Allocated shares                                                         37,866              22,722
Shares distributed to participants                                         (413)                  0
Unallocated shares                                                      143,926             159,070
                                                                -----------------------------------------

               Total ESOP shares                                        181,379             181,792
                                                                =========================================

               Fair value of unallocated shares at June 30           $1,842,253          $1,710,003
                                                                =========================================


Management Recognition Plan
On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the plan had been acquired and granted. No shares had been distributed or forfeited as of June 30, 2000. As of June 30, 2001, 22,021 shares had been distributed. This total includes 3,837 shares that vested immediately and were distributed upon the death of a plan participant. For the years ended June 30, 2001 and 2000, approximately $200,200 and $27,600 was recorded as compensation expense under the plan.


Note 16 - Stock Option Plan

The Company has an incentive stock option plan in which 227,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors. During 2000, options to purchase 204,516 shares were granted at $9.125 per share. No options were granted during 2001.

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

Weighted-average expected life of the options                     10 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                        2001          2000
                                                    ------------------------

Net income                       As reported          $1,159        $1,146
                                 Pro forma             1,034           924

Basic earnings per share         As reported           $0.63         $0.56
                                 Pro forma              0.56          0.45

Diluted earnings per share       As reported           $0.61         $0.56
                                 Pro forma              0.55          0.45

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the year ended June 30, 2001 and 2000.


Year Ended June 30                                              2001                          2000
------------------------------------------------------------------------------------------------------------------
                                                                      Weighted-                      Weighted-
                                                                       Average                        Average
               Options                                 Shares       Exercise Price     Shares     Exercise Price
------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                        204,516           $9.125              0
Granted                                                     0                         204,516         $9.125
Exercised                                                   0                               0
Forfeited/expired                                           0                               0
                                                     --------                         -------

Outstanding, end of year                              204,516           $9.125        204,516         $9.125
                                                     ========                        ========

Options exercisable at year end                       114,976           $9.125         45,448         $9.125
                                                     ========                        ========
Weighted-average fair value of options granted
    during the year                                                                                  $  3.91


As of June 30, 2001, the 204,516 options outstanding have an exercise price of $9.125 and a remaining contractual life of 8.8 years.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 17 - Earnings Per Share

Earnings per share were computed as follows:

                                                                          Year Ended June 30, 2001
                                                  ----------------------------------------------------------------------
                                                                                   Weighted
                                                                                    Average                  Per Share
                                                        Income                      Shares                     Amount
                                                  ----------------------------------------------------------------------
    Net Income                                          $1,159
                                                  -------------------
    Basic Earnings Per Share
        Income available to common stockholders         $1,159                     1,840,179                  $0.63

    Effect of Dilutive Securities
        Stock options                                                                 52,131
                                                  ------------------------------------------------

    Diluted Earnings Per Share
        Income available to common stockholders
           and assumed conversions                      $1,159                     1,892,310                  $0.61
                                                  ======================================================================


                                                                           Year Ended June 30, 2000
                                                  ----------------------------------------------------------------------
                                                                                   Weighted
                                                                                    Average                  Per Share
                                                        Income                      Shares                     Amount
                                                  ----------------------------------------------------------------------
    Net Income                                          $1,146
                                                  -------------------
    Basic Earnings Per Share
        Income available to common stockholders         $1,146                     2,045,964                  $0.56

    Effect of Dilutive Securities
        Stock options                                                                  7,307
                                                  ------------------------------------------------

    Diluted Earnings Per Share
        Income available to common stockholders
           and assumed conversions                      $1,146                     2,053,271                  $0.56
                                                  ======================================================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 18 - Fair Values of Financial Instruments

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

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The estimated fair values of the Company's financial instruments are as follows:

                                                                 2001                               2000
                                                  --------------------------------------------------------------------
                                                      Carrying          Fair              Carrying          Fair
June 30                                                Amount           Value              Amount           Value
----------------------------------------------------------------------------------------------------------------------
Assets
      Cash and cash equivalents                       $  10,487        $10,487             $  6,393       $  6,393
      Interest-bearing deposits                             297            297                1,188          1,188
      Investment securities available for sale            6,923          6,923                8,541          8,541
      Investment securities held to maturity             40,050         40,002               38,492         37,442
      Loans, net                                        106,818        107,283               66,377         64,354
      Interest receivable                                   943            943                  745            745
      FHLB stock                                            885            885                  727            727
      Cash surrender value of life insurance              2,035          2,035                2,057          2,057

Liabilities
      Deposits                                          126,797        126,900               85,974         84,051
      Long-term debt                                     15,000         15,433                5,000          4,935
      Interest payable                                      924            924                  354            354

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 19 - Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                             Condensed Balance Sheet

June 30                                                           2001                2000
------------------------------------------------------------------------------------------------
Assets
    Interest-bearing demand deposits                            $  1,107            $  1,007
    Investment in common stock of subsidiary                      26,789              25,296
    Loans to First Federal Savings Bank                            3,543               8,649
    Other assets                                                      10                   7
                                                            ------------------------------------

               Total assets                                      $31,449             $34,959
                                                            ====================================

Liabilities--Other liabilities                                  $     29            $     47

Stockholders' Equity                                              31,420              34,912
                                                            ------------------------------------

               Total liabilities and stockholders' equity        $31,449             $34,959
                                                            ====================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 20 - Condensed Statement of Income

Year Ended June 30                                                   2001                2000
----------------------------------------------------------------------------------------------------
Income--Other income                                                $  410              $  505

Expense--Other expenses                                                157                 185
                                                                 --------------------------------

Income before income tax and equity in undistributed
    income of subsidiary                                              253                 320

Income tax expense                                                    100                 127
                                                                 --------------------------------

Income before equity in undistributed income of subsidiary            153                 193

Equity in undistributed income of subsidiary                        1,006                 953
                                                                 --------------------------------

Net Income                                                         $1,159              $1,146
                                                                 ================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)



                                                Condensed Statement of Cash Flows

Year Ended June 30                                                                               2001                 2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                                   $1,159              $1,146
    Adjustments to reconcile net income to net cash
        provided by operating activities
        Equity in undistributed income of subsidiary                                             (1,006)               (953)
        Net change in
           Other assets                                                                              (4)                 40
           Other liabilities                                                                        (18)                 (4)
                                                                                         ---------------------------------------
               Net cash provided by operating activities                                            131                 229
                                                                                         ---------------------------------------

Investing Activities
    Net change in loans to subsidiary                                                             5,106                 212
    Purchase of subsidiary stock
                                                                                         ---------------------------------------
               Net cash provided by investing activities                                          5,106                 212
                                                                                         ---------------------------------------

Financing Activities
    Cash dividends                                                                                 (359)               (147)
    Purchase of treasury stock                                                                   (4,778)             (1,861)
    Refund of conversion expenses                                                                                        11
                                                                                         ---------------------------------------
               Net cash used by financing activities                                             (5,137)             (1,997)
                                                                                         ---------------------------------------

Net Change in Cash and Equivalents                                                                  100              (1,556)

Cash and Cash Equivalents, Beginning of Year                                                      1,007               2,563
                                                                                         ---------------------------------------

Cash and Cash Equivalents, End of Year                                                           $1,107              $1,007
                                                                                         =======================================

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 21 - Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30, 2001 and 2000:


                                                                            Quarter Ended
                                                                            (unaudited)
                                    -------------------------------------------------------------------------------------------
Fiscal 2001                                June 30             March 31                   December 31           September 30
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                         $1,259               $1,310                        $1,220                 $1,128
Provision for loan losses                      105                   59                           234                     45
Noninterest income                             748                  275                           665                    233
Noninterest expense                          1,461                1,311                         1,140                    950
Income before income tax                       441                  215                           511                    366
Net income                                     409                  157                           342                    251

                                                                           Quarter Ended
                                                                            (unaudited)
                                    -------------------------------------------------------------------------------------------
Fiscal 2000                                June 30             March 31                   December 31           September 30
-------------------------------------------------------------------------------------------------------------------------------

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