Form 10QSB
period 2001-09-30
FIRST BANCORP OF INDIANA INC
filed 2001-11-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Indiana 35-2061832
                          ------------------------------------------------------
         (State or other jurisdiction of incorporation (I.R.S. Employer or organization) Identification No.)

              2200 West Franklin Street, Evansville, Indiana 47712
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (812) 423-3196
                          ------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
 -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changes since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,795,136 shares of common stock, par value $0.01 per share, were outstanding as of November 1, 2001.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                         Page
Part I    Financial Information
Item 1.   Consolidated Financial Statements                               1
Item 2.   Management's Discussion and Analysis or Plan of Operation       5

Part II   Other Information
Item 1.   Legal Proceedings                                               10
Item 2.   Changes in Securities                                           10
Item 3.   Defaults Upon Senior Securities                                 10
Item 4.   Submission of Matters to a Vote of Security Holders             10
Item 5.   Other Information                                               10
Item 6.   Exhibits and Reports on Form 8-K                                10

                                       FIRST BANCORP OF INDIANA, INC.
                                               AND SUBSIDIARY
                                         Consolidated Balance Sheet

                                                                          September 30, 2001     June 30, 2001
 -------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Assets
    Cash and due from banks                                                 $   4,182,434       $   5,105,758
    Interest-bearing demand deposits                                           13,115,493           4,906,112
    Federal funds sold                                                             25,000             475,000
                                                                            -------------       -------------
        Total cash and cash equivalents                                        17,322,927          10,486,870
    Interest-bearing deposits                                                   1,388,000             297,000
    Investment securities
      Available for sale                                                        6,101,381           6,922,693
      Held to maturity                                                         44,837,049          40,050,086
                                                                            -------------       -------------
        Total investment securities                                            50,938,430          46,972,779
    Loans                                                                     106,842,179         107,479,605
    Allowance for loan losses                                                    (688,992)           (661,146)
                                                                            -------------       -------------
        Net loans                                                             106,153,187         106,818,459
    Premises and equipment                                                      3,088,283           3,150,100
    Goodwill and core deposit intangibles                                       2,335,813           2,359,579
    Federal Home Loan Bank stock                                                1,250,000             884,700
    Other assets                                                                4,285,762           4,642,176

                                                                            -------------       -------------
        Total assets                                                        $ 186,762,402       $ 175,611,663
                                                                            =============       =============

Liabilities
    Deposits
     Non-interest bearing                                                   $   4,166,307       $   4,406,278
     Interest bearing                                                         123,964,929         122,390,548
                                                                            -------------       -------------
        Total deposits                                                        128,131,236         126,796,826
    Borrowings                                                                 25,000,000          15,000,000
    Advances by borrowers for
      taxes and insurance                                                         737,598             578,800
    Other liabilities                                                           1,734,340           1,816,299
                                                                            -------------       -------------
        Total liabilities                                                     155,603,174         144,191,925
                                                                            -------------       -------------

Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued and outstanding - 2,272,400 shares                                   22,724              22,724
    Additional paid-in capital                                                 21,934,836          21,868,686
    Retained earnings                                                          17,355,513          17,272,524
    Accumulated other comprehensive income                                        153,017             130,220
                                                                            -------------       -------------
                                                                               39,466,090          39,294,154

    Less:
    Unallocated employee stock ownership plan
    shares - 143,926 and 140,140 shares                                        (1,430,570)         (1,469,218)
    Treasury stock - 477,264 and 438,644 shares                                (6,296,077)         (5,784,502)
    Unallocated MRP shares - 61,704 and 66,009 shares                            (580,215)           (620,696)

                                                                            -------------       -------------
    Total stockholders' equity                                                 31,159,228          31,419,738

                                                                            -------------       -------------
        Total liabilities and stockholders' equity                          $ 186,762,402       $ 175,611,663
                                                                            =============       =============


See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statement of Income

                                                                       For the
                                                                  Three Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                  2001            2000
-----------------------------------------------------------------------------------------
                                                                       (Unaudited)
Interest Income
    Loans receivable                                          $2,186,268      $1,370,190
    Investment securities                                        808,401         795,483
    Deposits with financial institutions                          75,760         144,257
    Federal funds sold                                             7,396          12,135
    Other interest and dividend income                            21,065          15,575
                                                              ----------      ----------
        Total interest income                                  3,098,890       2,337,640
                                                              ----------      ----------

Interest Expense
    Deposits                                                   1,406,270       1,109,275
    Borrowings                                                   309,734          82,608
    Other                                                         21,368          17,264
                                                              ----------      ----------
        Total interest expense                                 1,737,372       1,209,147
                                                              ----------      ----------

Net Interest Income                                            1,361,518       1,128,493

    Provision for Loan Losses                                     65,000          45,000
                                                              ----------      ----------

Net Interest Income after Provision                            1,296,518       1,083,493

Noninterest Income
    Increase in cash surrender values
       of life insurance                                          28,528          22,974
    Net gains (losses) on loan sales                             170,282         130,935
    Service charges on deposit accounts                          103,289          20,423
    Other Income                                                  83,069          58,794
                                                              ----------      ----------
        Total noninterest income                                 385,168         233,126
                                                              ----------      ----------

Noninterest Expense
    Salaries and employee benefits                               785,185         564,758
    Net occupancy expense                                         69,383          42,501
    Equipment expense                                             74,053          63,671
    Deposit insurance expense                                     12,029           4,397
    Data processing fees                                          52,623          34,971
    Other expense                                                268,683         240,350
                                                              ----------      ----------
        Total noninterest expense                              1,261,956         950,648
                                                              ----------      ----------

Income Before Income Tax                                         419,730         365,971
    Income tax expense                                           123,210         114,776
                                                              ----------      ----------

Net Income                                                    $  296,520      $  251,195
                                                              ==========      ==========

    Basic earnings per share                                  $     0.18      $     0.13
    Diluted earnings per share                                $     0.18      $     0.13
    Weighted average number shares outstanding - Basic         1,622,792       1,906,341
    Weighted average number shares outstanding - Diluted       1,683,666       1,940,279


See notes to unaudited condensed consolidated financial statements

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows

                                                                                Year to Date
                                                                                September 30,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       ------------       ------------
                                                                                  (Unaudited)
Net Cash Provided by Operating Activities                              $    859,435       $    530,555

Investing Activities
    Net change in interest-bearing deposits                              (1,091,000)            99,000
    Proceeds from maturities of securities available for sale               844,546            201,047
    Purchases of securities held to maturity                            (13,011,058)        (4,057,420)
    Proceeds from maturities of securities held to maturity               8,200,625          5,168,884
    Purchase FHLB stock                                                    (365,300)                 0
    Net change in loans                                                     630,707           (698,895)
    Net (purchases) or dispositions of premises and equipment                     0           (486,336)

                                                                       ------------       ------------
      Net cash provided (used) by investing activities                   (4,791,480)           226,280
                                                                       ------------       ------------

Financing Activities
    Net change in
      Non-interest bearing, interest-bearing demand
        and savings deposits                                                784,781             32,577
      Certificates of deposit                                               549,629          4,552,800
      Advances by borrowers for taxes and insurance                         158,798            193,197
    Increase in long-term debt                                           10,000,000                  0
    Purchase treasury shares                                               (511,575)          (285,125)
    Dividends paid                                                         (213,531)          (154,049)

                                                                       ------------       ------------
        Net cash provided by financing activities                        10,768,102          4,339,400
                                                                       ------------       ------------

Net Change in Cash and Cash Equivalents                                   6,836,057          5,096,235

Cash and Cash Equivalents, Beginning of Period                           10,486,870          6,393,494
                                                                       ------------       ------------

Cash and Cash Equivalents, End of Period                               $ 17,322,927       $ 11,489,729
                                                                       ============       ============

Additional Cash Flow Information
    Interest paid                                                      $  1,481,816       $    748,769
    Income tax paid                                                          18,500             40,500


See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

               Consolidated Statement of Changes in Equity Capital

                                                Common Stock                                                           Accumulated
                                            ---------------------        Additional                                       Other
                                               Shares                     Paid-in     Comprehensive      Retained     Comprehensive
                                            Outstanding    Amount         Capital        Income          Earnings         Income
                                            ----------------------------------------------------------------------------------------
Balances, June 30, 2001                     2,272,400   $     22,724   $ 21,868,686                   $ 17,272,524   $    130,220
                                            =======================================                   ==============================
   Net income                                      --             --             --    $    296,520        296,520              --
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                        --             --             --          22,797             --          22,797
                                                                                       ------------
   Comprehensive income (unaudited)                --             --             --    $    319,317             --              --
                                                                                       ============

   Cash dividends paid ($0.12 per share)           --             --             --              --       (213,531)             --
   Employee Stock Ownership Plan
    shares allocated                               --             --         10,528              --             --              --
   MRP shares allocated                            --             --         (1,198)             --             --              --
   Treasury shares purchased                       --             --             --              --             --              --
   Tax benefit of employee                         --             --             --              --             --              --
     benefit plans                                 --             --         56,820              --             --              --

                                            ---------------------------------------                   ------------------------------
Balances, Sept. 30, 2001 (unaudited)        2,272,400   $     22,724   $ 21,934,836                   $ 17,355,513   $    153,017
                                            =======================================                   ==============================


                                            Unallocated      Unallocated
                                                ESOP              MRP         Treasury
                                               Shares            Shares         Shares          Total
                                           -----------------------------------------------------------------
Balances, June 30, 2001                      ($ 1,469,218)   ($   620,696)   ($ 5,784,502)   $ 31,419,738
                                           =================================================================
   Net income                                           --              --              --         296,520
     Other comprehensive income,
     net of tax--Unrealized losses on
     securities (unaudited)                             --              --              --          22,797

   Comprehensive income (unaudited)                     --              --              --              --

                                                                                              ============
   Cash dividends paid ($0.12 per share)                --              --              --        (213,531)
   Employee Stock Ownership Plan
    shares allocated                                38,648              --              --          49,176
   MRP shares allocated                                 --          40,481              --          39,283
   Treasury shares purchased                            --              --        (511,575)       (511,575)
   Tax benefit of employee                              --              --              --              --
     benefit plans                                      --              --              --          56,820

                                           -----------------------------------------------------------------
Balances, Sept. 30, 2001 (unaudited)         ($ 1,430,570)   ($   580,215)   ($ 6,296,077)   $ 31,159,228
                                           =================================================================




See notes to unaudited condensed consolidated financial statements.

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending June 30, 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's annual report to shareholders.


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

GENERAL

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001, AND JUNE 30, 2001

        Total consolidated assets of the Company increased $11.1 million from $175.6 million at June 30, 2001, to $186.8 million at September 30, 2001. This growth in assets occurred primarily in funds on deposit and investment securities. Asset growth was funded with an advance from the Federal Home Loan Bank of Indianapolis and a moderate increase in deposits.

        Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), grew $6.8 million from $10.5 million at June 30, 2001, to $17.3 million at September 30, 2001. This increase was the result of high prepayments on mortgage loans and mortgage-backed investments during a period of declining market interest rates.

        Investment securities, including certificates of deposit from other financial institutions, increased $5.0 million from $47.3 million at June 30, 2001, to $52.3 million at September 30, 2001. This increase resulted primarily from a $10 million purchase of a mortgage pool security that more than offset maturing corporate securities and substantial principal repayments on existing mortgage-related investments. The purchase, which was funded with a $10 million FHLB advance, was part of a strategy to leverage the Company's high capital level.

        Net loans contracted slightly from $106.8 million at June 30, 2001, to $106.2 million at September 30, 2001. This decline was attributed in part to management's decision to sell a greater proportion of newly originated single family residential mortgage loans. Such sales totaled $3.4 million during the quarter ended September 30, 2001, or approximately 58% of permanent loan production. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. First Federal also sold 66% of the $11.2 million of consumer loans originated during the quarter. Going forward, management plans on retaining a greater share of consumer loans in portfolio in order to absorb some of the excess liquidity.

        The allowance for loan losses increased from $661,000 at June 30, 2001, to $689,000 at September 30, 2001. The change was composed of $65,000 in provisions for losses and $37,000 in net charge-offs. The Company's allowance for loan losses represented 0.64% of total loans at September 30, 2001, a slight increase from the preceding quarter-end. During that same period, the Company's nonperforming assets, including repossessed assets, increased from $160,000 to $222,000. Relative to nonperforming assets, the allowances for loan losses were 407.7% and 452.7% at September 30, 2001, and June 30, 2001, respectively.

        The Company's holdings of FHLB stock increased $365,000 during the quarter ended September 30, 2001, to $1.3 million. The additional stock was mandated by the FHLB as a condition for the $10 million advance obtained during the period.

        Total deposits increased $1.3 million from $126.8 million at June 30, 2001, to $128.1 million at September 30, 2001. This modest growth occurred primarily in non-maturity deposit instruments. Borrowing increased $10 million to $25 million as an FHLB advance was used to fund the purchase of the mortgage pool security. First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial.

        Total stockholders' equity decreased $261,000 from $31.4 million at June 30, 2001, to $31.2 million at September 30, 2001. The reduction was attributable primarily to a $214,000 dividend to shareholders and $512,000 of First Bancorp stock repurchases. These factors more than offset the effects of $297,000 of net income, an increase of $23,000 in net unrealized gains on securities available for sale, an $88,000 allocation of ESOP and MRP shares, and a $57,000 tax benefit from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000

        GENERAL. Net income for the quarter ended September 30, 2001, increased $46,000, or 18.3%, to $297,000 from $251,000 for the quarter ended September 30, 2000. The improvement resulted from significantly higher net interest and noninterest income that more than offset higher noninterest expenses. In general, the elevated income and expense items discussed below for the quarter ended September 30, 2001, compared to the same period in 2000, were largely the result of two Evansville branches acquired from Old National Bank in November 2000. These acquisitions added $22.7 of loans and $35.1 million of retail deposits. Around the same time, a new branch in Newburgh, Indiana was opened and a commercial loan department was created.

        The Company's net spread improved from 2.48% for the quarter ended September 30, 2000, to 2.72% for the quarter ended September 30, 2001. Although the return on average assets declined from 0.77% for the quarter ended September 30, 2000, to 0.65% for the same quarter this year, the return on average equity improved to 3.81% from 2.88%.

        NET INTEREST INCOME. The Company recognized $1.4 million of net interest income for the quarter ended September 30, 2001, an increase of $233,000, or 21.2%, from $1.1 million during the quarter ended September 30, 2000.

        The increase in net interest income was attributable in part to a $761,000 increase in total interest income from $2.3 million for the quarter ended September 30, 2000, to $3.1 million for the same quarter in 2001. This increase was primarily the result of an $816,000 increase in interest income from loans that was partially offset by a $60,000 net decline in interest income from investment securities, fed funds sold, and deposits with other financial institutions. Average loans outstanding increased from $66.5 million with an average yield of 8.24% for the quarter ended September 30, 2000, to $106.9 million with an average yield of 8.18% for the same period this year. The decrease in interest income from deposits and investment securities was due to a lower average yield of 5.89% for the quarter ended September 30, 2001, compared to 6.87% for the same period in 2000. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

        The increase in interest income was partially offset by a $528,000 increase in interest expense to $1.7 million during the quarter ended September 30, 2001, from $1.2 million for the quarter ended September 30, 2000. This was the result of average deposits increasing to $126.8 million for the quarter ended September 30, 2001, from $88.1 million for the quarter ended September 30, 2000, combined with the average cost of those deposits falling to 4.44% from 5.03% for the respective periods. In addition, interest expense on FHLB advances was $310,000 on an average balance of $22.4 million in the most recent quarter as compared to $83,000 on an average balance of $5 million for the same period one year ago.

        PROVISION FOR LOAN LOSSES. The provision for loan losses reflects management's periodic analysis of the loan portfolio based on information available at that time. These analyses take into consideration, not only the current level of nonperforming assets, but also the potential for future credit problems. At $65,000, the provision for loan losses for the quarter ended September 30, 2001, was $20,000 above the same quarter in 2000. The increased provisions were based primarily on the Company's higher proportion of nonmortgage and commercial credit coupled with the present volatile economic climate. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

        NONINTEREST INCOME. Noninterest income totaled $385,000 for the quarter ended September 30, 2001, compared to $233,000 for the same period the preceding year. The increase was due primarily to an $83,000 increase in service charge income on deposit accounts. In addition, gains on sales of loans and service fees on loans increased $39,000 and $27,000, respectively.

        NONINTEREST EXPENSE. Total noninterest expense increased $311,000 from $951,000 for the quarter ended September 30, 2000, to $1.3 million for the most recent quarter. The higher noninterest expenses generally are related to three new branches offices opened in November 2000. Consequently, noninterest expenses, relative to average assets, declined from an annualized 2.9% to 2.8%.

        Salaries and employee benefits totaled $785,000 during the quarter ended September 30, 2001, compared to $565,000 during the same period in 2000. The 38.9% increase was attributed primarily to the staffing the aforementioned new branch offices. Similarly, net occupancy and equipment expenses increased $27,000 and $10,000, respectively, between the two quarters.

        Data processing expenses increased 51.4% from $35,000 for the quarter ended September 30, 2000, to $53,000 for the quarter ended September 30, 2001. This change was due largely to costs related to new customers and accounts gained from the aforementioned branch expansion.

        Other noninterest expense increased $29,000 to $269,000 for the quarter ended September 30, 2001, as compared to $240,000 during the same period in 2000. Amortization of the core deposit premium associated with the branch purchases provided $24,000 of the increase. Item processing and other deposit servicing costs also rose significantly due to the number and characteristics of the accounts acquired in the branch purchases. In particular, item processing expenses increased $21,000 because of the large number of transaction accounts acquired. Offsetting these increases were reductions in professional fees and marketing costs.

        INCOME TAXES. Total income tax expense was $123,000 for the quarter ended September 30, 2001, compared to $115,000 for the same period in 2000. Effective tax rates for the quarters ended September 30, 2001 and 2000 approximated 29.4% and 31.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2001, cash and cash equivalents totaled $17.3 million, or 9.3% of total assets. Also, $4.3 million of investment securities, including certificates of deposit, mature within 12 months. At the same time, First Federal had commitments to fund loans, including loans in process, of $3.2 million. In addition, certificates of deposit scheduled to mature in one year or less totaled $28.2 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

        Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $17.0 million remaining available to it under its borrowing arrangement with the FHLB as of September 30, 2001.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2001, First Federal exceeded its minimum capital requirements.

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


ITEM 2.
CHANGES IN SECURITIES.

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.      Exhibits
        None

b.      Forms 8-K
        The Company filed a Form 8-K on September 7, 2001, disclosing under Item 5 the date of the Company's annual meeting of shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               FIRST BANCORP OF INDIANA, INC.


Dated: November 13, 2001       By:  /s/ Harold Duncan
                                    ----------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)

Dated: November 13, 2001       By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)