Form 10QSB/A
period 2001-09-30
FIRST BANCORP OF INDIANA INC
filed 2002-02-08
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                 (812) 423-3196
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

                                  FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                      Page
Part I    Financial Information
Item 1.   Consolidated Financial Statements                            1
Item 2.   Management's Discussion and Analysis or Plan of Operation    6

Part II   Other Information
Item 1.   Legal Proceedings                                           10
Item 2.   Changes in Securities                                       10
Item 3.   Defaults Upon Senior Securities                             10
Item 4.   Submission of Matters to a Vote of Security Holders         10
Item 5.   Other Information                                           10
Item 6.   Exhibits and Reports on Form 8-K                            10

                           FIRST BANCORP OF INDIANA, INC.
                                   AND SUBSIDIARY
                             Consolidated Balance Sheet

                                                         September 30, 2001     June 30, 2001
---------------------------------------------------------------------------------------------
                                                            (Unaudited)
Assets
    Cash and due from banks                                $   4,182,434       $   5,105,758
    Interest-bearing demand deposits                          13,115,493           4,906,112
    Federal funds sold                                            25,000             475,000
                                                           -------------       -------------
        Total cash and cash equivalents                       17,322,927          10,486,870
    Interest-bearing deposits                                  1,388,000             297,000
    Investment securities
      Available for sale                                       6,101,381           6,922,693
      Held to maturity                                        44,837,049          40,050,086
                                                           -------------       -------------
        Total investment securities                           50,938,430          46,972,779
    Loans                                                    106,842,179         107,479,605
    Allowance for loan losses                                   (688,992)           (661,146)
                                                           -------------       -------------
        Net loans                                            106,153,187         106,818,459
    Premises and equipment                                     3,088,283           3,150,100
    Goodwill and core deposit intangibles                      2,316,537           2,359,579
    Federal Home Loan Bank stock                               1,250,000             884,700
    Other assets                                               4,293,397           4,642,176

                                                           -------------       -------------
        Total assets                                       $ 186,750,761       $ 175,611,663
                                                           =============       =============

Liabilities
    Deposits
     Non-interest bearing                                  $   4,166,307       $   4,406,278
     Interest bearing                                        123,964,929         122,390,548
                                                           -------------       -------------
        Total deposits                                       128,131,236         126,796,826
    Borrowings                                                25,000,000          15,000,000
    Advances by borrowers for
      taxes and insurance                                        737,598             578,800
    Other liabilities                                          1,734,340           1,816,299
                                                           -------------       -------------
        Total liabilities                                    155,603,174         144,191,925
                                                           -------------       -------------
Stockholders' Equity
    Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares
    Common stock, $.01 par value
       Authorized - 9,000,000 shares
       Issued  - 2,272,400 shares                                 22,724              22,724
    Additional paid-in capital                                21,934,836          21,868,686
    Retained earnings                                         17,343,872          17,272,524
    Accumulated other comprehensive income                       153,017             130,220
                                                           -------------       -------------
                                                              39,454,449          39,294,154

    Less:
    Unallocated employee stock ownership plan
    shares - 140,140 and 143,926 shares                       (1,430,570)         (1,469,218)
    Treasury stock - 477,264 and 438,644 shares               (6,296,077)         (5,784,502)
    Unallocated MRP shares - 61,704 and 66,009 shares           (580,215)           (620,696)

                                                           -------------       -------------
    Total stockholders' equity                                31,147,587          31,419,738

                                                           -------------       -------------
        Total liabilities and stockholders' equity         $ 186,750,761       $ 175,611,663
                                                           =============       =============

    See notes to unaudited condensed consolidated financial statements


                            FIRST BANCORP OF INDIANA, INC.
                                    AND SUBSIDIARY

                           Consolidated Statement of Income

                                                                      For the
                                                                    Year To Date
                                                                    September 30,
                                                            ----------------------------
                                                                 2001            2000
----------------------------------------------------------- ----------------------------
                                                                      (Unaudited)
Interest Income
    Loans receivable                                          $2,186,268      $1,370,190
    Investment securities                                        808,401         795,483
    Deposits with financial institutions                          75,760         144,257
    Federal funds sold                                             7,396          12,135
    Other interest and dividend income                            21,064          15,575
                                                              ----------      ----------
        Total interest income                                  3,098,889       2,337,640
                                                              ----------      ----------

Interest Expense
    Deposits                                                   1,406,270       1,109,275
    Borrowings                                                   309,734          82,608
    Other                                                         21,368          17,264
                                                              ----------      ----------
        Total interest expense                                 1,737,372       1,209,147
                                                              ----------      ----------

Net Interest Income                                            1,361,517       1,128,493

    Provision for Loan Losses                                     65,000          45,000
                                                              ----------      ----------

Net Interest Income after Provision                            1,296,517       1,083,493

Noninterest Income
    Increase in cash surrender values
       of life insurance                                          28,528          22,974
    Net gains on loan sales                                      170,282         130,935
    Service charges on deposit accounts                          103,289          20,423
    Other Income                                                  83,069          58,794
                                                              ----------      ----------
        Total noninterest income                                 385,168         233,126
                                                              ----------      ----------

Noninterest Expense
    Salaries and employee benefits                               785,184         564,758
    Net occupancy expense                                         69,383          42,501
    Equipment expense                                             74,053          63,671
    Deposit insurance expense                                     12,029           4,397
    Data processing fees                                          52,623          34,971
    Other expense                                                287,959         240,350
                                                              ----------      ----------
        Total noninterest expense                              1,281,231         950,648
                                                              ----------      ----------

Income Before Income Tax                                         400,454         365,971
    Income tax expense                                           115,575         114,776
                                                              ----------      ----------

Net Income                                                    $  284,879      $  251,195
                                                              ==========      ==========

    Basic earnings per share                                  $     0.18      $     0.13
    Diluted earnings per share                                $     0.17      $     0.13
    Weighted average number shares outstanding - Basic         1,622,792       1,906,341
    Weighted average number shares outstanding - Diluted       1,683,666       1,940,279


See notes to unaudited condensed consolidated financial statements

                                                   FIRST BANCORP OF INDIANA, INC.
                                                         AND SUBSIDIARY

                                      Consolidated Statement of Changes in Equity Capital


                                          Common Stock                                                  Accumulated
                                     --------------------     Additional                                   Other       Unallocated
                                       Shares                  Paid-in     Comprehensive   Retained    Comprehensive      ESOP
                                     Outstanding   Amount      Capital         Income      Earnings        Income        Shares
                                     ----------------------------------------------------------------------------------------------
                                     ------------------------------------                ------------------------------------------
Balances, June 30, 2001               2,272,400   $22,724    $21,868,686                  $17,272,524     $130,220    ($1,469,218)
                                     ====================================                ==========================================

   Net income                                                                 $284,879        284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                      22,797                      22,797

                                                                           ------------
   Comprehensive income (unaudited)                                           $307,676
                                                                           ============
   Cash dividends paid ($0.12 per share)                                                     (213,531)
   Employee Stock Ownership Plan
    shares allocated                                              10,528                                                   38,648
   MRP shares allocated                                           (1,198)
   Treasury shares purchased
   Tax benefit of employee
    benefit plans                                                 56,820

                                     ------------------------------------                ------------------------------------------
Balances, Sept. 30, 2001 (unaudited)  2,272,400   $22,724    $21,934,836                  $17,343,872     $153,017    ($1,430,570)
                                     ====================================                ==========================================


                                       Unallocated
                                          MRP        Treasury
                                         Shares        Shares          Total
                                     --------------------------------------------
                                     --------------------------------------------
Balances, June 30, 2001                ($620,696)    ($5,784,502)   $31,419,738
                                     ============================================

   Net income                                                           284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                               22,797


   Comprehensive income (unaudited)

   Cash dividends paid ($0.12 per shares)                              (213,531)
   Employee Stock Ownership Plan
    shares allocated                                                     49,176
   MRP shares allocated                   40,481                         39,283
   Treasury shares purchased                            (511,575)      (511,575)
   Tax benefit of employee
    benefit plans                                                        56,820

                                     --------------------------------------------
Balances, Sept. 30, 2001 (unaudited)   ($580,215)    ($6,296,077)   $31,147,587
                                     ============================================

See notes to unaudited condensed consolidated financial statements.


                              FIRST BANCORP OF INDIANA
                                   AND SUBSIDIARY

                   Condensed Consolidated Statement of Cash Flows

                                                                          Year to Date
                                                                           September 30,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------
                                                                             (Unaudited)
Net Cash Provided by Operating Activities                         $    859,436       $    530,555

Investing Activities
   Net change in interest-bearing deposits                          (1,091,000)            99,000
   Proceeds from maturities of securities available for sale           844,546            201,047
   Purchases of securities held to maturity                        (13,011,058)        (4,057,420)
   Proceeds from maturities of securities held to maturity           8,200,625          5,168,884
   Purchase FHLB stock                                                (365,300)                 0
   Net change in loans                                                 630,707           (698,895)
   Net purchases of premises and equipment                                   0           (486,336)
                                                                  ------------       ------------
     Net cash provided (used) by investing activities               (4,791,480)           226,280
                                                                  ------------       ------------

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
       and savings deposits                                            784,781             32,577
     Certificates of deposit                                           549,629          4,552,800
     Advances by borrowers for taxes and insurance                     158,798            193,197
   Increase of long-term debt                                       10,000,000                  0
   Purchase treasury shares                                           (511,575)          (285,125)
   Dividends paid                                                     (213,531)          (154,049)
                                                                  ------------       ------------
       Net cash provided by financing activities                    10,768,102          4,339,400
                                                                  ------------       ------------

Net Change in Cash and Cash Equivalents                              6,836,057          5,096,235

Cash and Cash Equivalents, Beginning of Period                      10,486,870          6,393,494
                                                                  ------------       ------------

Cash and Cash Equivalents, End of Period                          $ 17,322,927       $ 11,489,729
                                                                  ============       ============

Additional Cash Flow Information
   Interest paid                                                  $  1,481,816       $    748,769
   Income tax paid                                                      18,500             40,500


   See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - LONG-TERM DEBT

The following summarizes the Company's borrowings at September 30, and June 30, 2001. Each advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.


                                                September 30,          June 30,
                                                     2001                2001
                                                 (unaudited)
                                               ================     ==============
Federal Home Loan Bank advances
   Fixed rate of 6.465%, due in January 2005       $ 5,000,000        $ 5,000,000
   Fixed rate of 5.370%, due in February 2011       10,000,000         10,000,000
   Fixed rate of 4.830%, due in July 2011           10,000,000                 --
                                               ----------------     --------------

     Total Federal Home Loan Bank advances         $25,000,000        $15,000,000
                                               ================     ==============

     Weighted average rate                              5.373%             5.735%
                                               ================     ==============


NOTE 3 - INTANGIBLE ASSETS

At the time it filed Form 10-K for the year ended June 30, 2001, the Company believed that the unidentifiable intangible asset associated with the two branches purchased in November 2000 would be accounted for using the guidance set forth in SFAS 142. As such, the asset would no longer be amortized, but would be subject to periodic impairment testing. The Financial Accounting Standard Board's recently issued a Staff Announcement clarifying that, pending further review, this unidentifiable intangible asset must continue to be amortized pursuant to SFAS 72. For each quarter in fiscal 2002, the amortization of this "goodwill" approximated $19,300, or $11,600 net of taxes. In addition, amortization of the core deposit intangible totaled $23,800, or $14,300 net of taxes.

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

     As the table below illustrates, the Company's nonperforming assets increased marginally during the quarter ended September 30, 2001. The September 30, 2001, balance was composed chiefly of nonaccrual automobile loans and repossessed vehicles. Given current economic conditions, management intends to closely monitor the nonperforming asset trend.


                                                        September 30,           June 30,
                                                            2001                 2001
                                                         (unaudited)
                                                       ================     ===============
Loans accounted for on a nonaccrual basis                     $169,000            $146,000
Accruing loans past due 90 days or more                             --                  --
                                                       ----------------     ---------------
Nonperforming loans                                           $169,000            $146,000
Real estate owned (net)                                             --                  --
Other repossessed assets                                       $53,000             $14,000
                                                       ----------------     ---------------
     Total nonperforming assets                               $222,000            $160,000
                                                       ================     ===============

Restructured loans                                                  --                  --

Total loans delinquent 90 days or more to net loans              0.16%               0.14%
Total loans delinquent 90 days or more to total assets           0.09%               0.08%
Total nonperforming assets to total assets                       0.12%               0.09%


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

     Total stockholders' equity decreased $272,000 from $31.4 million at June 30, 2001, to $31.1 million at September 30, 2001. The reduction was attributable primarily to a $214,000 dividend to shareholders and $512,000 of First Bancorp stock repurchases. These factors more than offset the effects of $285,000 of net income, an increase of $23,000 in net unrealized gains on securities available for sale, an $88,000 allocation of ESOP and MRP shares, and a $57,000 tax benefit from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000

     GENERAL. Net income for the quarter ended September 30, 2001, increased $34,000, or 13.5%, to $285,000 from $251,000 for the quarter ended September 30, 2000. The improvement resulted from significantly higher net interest and noninterest income that more than offset higher noninterest expenses. In general, the elevated income and expense items discussed below for the quarter ended September 30, 2001, compared to the same period in 2000, were largely the result of two Evansville branches acquired from Old National Bank in November 2000. These acquisitions added $22.7 of loans and $35.1 million of retail deposits. Around the same time, a new branch in Newburgh, Indiana was opened and a commercial loan department was created.

     The Company's net spread improved from 2.48% for the quarter ended September 30, 2000, to 2.72% for the quarter ended September 30, 2001. Although the return on average assets declined from 0.77% for the quarter ended September 30, 2000, to 0.62% for the same quarter this year, the return on average equity improved to 3.66% from 2.88%.

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

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $65,000, the provision for loan losses for the quarter ended September 30, 2001, was $20,000 above the same quarter in 2000. The increased provisions were based primarily on the Company's higher proportion of nonmortgage and commercial credit coupled with the present volatile economic climate. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $385,000 for the quarter ended September 30, 2001, compared to $233,000 for the same period the preceding year. The increase was due primarily to an $83,000 increase in service charge income on deposit accounts. In addition, gains on sales of loans and service fees on loans increased $39,000 and $27,000, respectively.

     NONINTEREST EXPENSE. Total noninterest expense increased $331,000 from $951,000 for the quarter ended September 30, 2000, to $1.28 million for the most recent quarter. The higher noninterest expenses generally are related to three new branches offices opened in November 2000. Consequently, noninterest expenses, relative to average assets, declined from an annualized 2.9% to 2.8%.

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

     Other noninterest expense increased $48,000 to $288,000 for the quarter ended September 30, 2001, as compared to $240,000 during the same period in 2000. The increase was largely attributed to the $43,000 amortization of intangible assets associated with the branch purchases. Item processing and other deposit servicing costs also rose significantly due to the number and characteristics of the accounts acquired in the branch purchases. In particular, item processing expenses increased $21,000 because of the large number of transaction accounts acquired. Offsetting these increases were reductions in professional fees and marketing costs.

     INCOME TAXES. Total income tax expense was $116,000 for the quarter ended September 30, 2001, compared to $115,000 for the same period in 2000. Effective tax rates for the quarters ended September 30, 2001 and 2000 approximated 28.9% and 31.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2001, cash and cash equivalents totaled $17.3 million, or 9.3% of total assets. Also, $4.3 million of investment securities, including certificates of deposit, mature within 12 months. At the same time, First Federal had commitments to fund loans, including loans in process, of $3.2 million. In addition, certificates of deposit scheduled to mature in one year or less totaled $59.8 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

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

     At June 30, 2000, the Company disclosed approximately $5 million of investment securities with scheduled maturities of one year or less. At the date the Company also held $8 million of callable federal agency securities with scheduled maturities greater than one year. Of this balance, $6 million were called during the fiscal year ended June 30, 2001. In addition, approximately $20 million in short-term commercial paper and corporate notes purchased during the year ended June 30, 2001, also matured during the same period.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2001, First Federal exceeded its minimum capital requirements as the following table illustrates.


                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              -------------------- ------------------------- -------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                              --------- ---------- ------------ ------------ ------------ ------------
                                                                     (Dollars in Thousands)
As of September 30, 2001 (unaudited)
   Total capital (to risk weighted assets)     $25,440    24.83%      $8,195       8.00%       $10,244      10.00%
   Tier I capital (to risk weighted assets)     24,751    24.16        4,098       4.00          6,146       6.00
   Tier I capital (to adjusted total assets)    24,751    13.57        7,298       4.00          9,123       5.00

As of June 30, 2001
   Total capital (to risk weighted assets)     $24,960    24.01%      $8,315       8.00%        10,394      10.00%
   Tier I capital (to risk weighted assets)     24,299    23.38        4,157       4.00          6,236       6.00
   Tier I capital (to adjusted total assets)    24,299    14.07        6,907       4.00          8,634       5.00

     On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. The repurchase is being undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase program generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. Management does not believe the stock repurchase will impair First Federal's strong liquidity or capital positions. As the table above demonstrates, First Federal's capital ratios far exceeded the standards for well-capitalized institutions pursuant to 12 CFR Part 565. The 10% stock repurchase, if funded through dividends from First Federal, will not impair the Bank's well-capitalized designation or its compliance with regulatory minimum capital requirements.

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


                               FIRST BANCORP OF INDIANA, INC.


Dated: February 6, 2001        By:  /s/ Harold Duncan
                                    ----------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)

Dated: February 6, 2001        By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)