Form 10QSB
period 2001-12-31
FIRST BANCORP OF INDIANA INC
filed 2002-02-12
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

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

--------------------------------------------------------------------------------
                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changes since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,796,636 of common stock, par value $0.01 per share, were outstanding as of February 1, 2002.

     Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                            Page
Part I          Financial Information
Item 1          Consolidated Financial Statements                             1
Item 2          Management's Discussion and Analysis or Plan of Operation     6

Part II         Other Information
Item 1          Legal Proceedings                                            13
Item 2          Changes in Securities                                        13
Item 3          Defaults Upon Senior Securities                              13
Item 4          Submission of Matters to a Vote of Security Holders          13
Item 5          Other Information                                            13
Item 6          Exhibits and Reports on Form 8-K                             14


                                                                             FIRST BANCORP OF INDIANA, INC.
                                                                                    AND SUBSIDIARY

                                                                            Consolidated Statement of Income


                                                                       For the                         For the
                                                                 Three Months Ended                Six Months Ended
                                                                    December 31,                      December 31,
                                                              --------------------------        ---------------------------
                                                                2001             2000              2001            2000
                                                              --------------------------        ---------------------------
                                                                     (Unaudited)                       (Unaudited)

Interest Income
Loans receivable                                              $2,155,990       $1,660,077       $4,342,258       $3,030,267
   Investment securities                                         734,786          855,740        1,543,188        1,651,223
   Deposits with financial institutions                           86,359          202,621          162,118          346,878
   Federal funds sold                                              4,870           10,562           12,266           22,697
   Other interest and dividend income                             21,303           15,576           42,368           31,151
                                                              ----------       ----------       ----------       ----------
       Total interest income                                   3,003,308        2,744,576        6,102,198        5,082,216
                                                              ----------       ----------       ----------       ----------

Interest Expense
   Deposits                                                    1,218,006        1,424,815        2,624,277        2,534,091
   Borrowings                                                    343,276           82,609          653,010          165,217
   Other                                                          21,368           17,264           42,735           34,528
                                                              ----------       ----------       ----------       ----------
       Total interest expense                                  1,582,650        1,524,688        3,320,022        2,733,836
                                                              ----------       ----------       ----------       ----------

Net Interest Income                                            1,420,658        1,219,888        2,782,176        2,348,380

   Provision for Loan Losses                                      95,000          234,000          160,000          279,000
                                                              ----------       ----------       ----------       ----------

Net Interest Income after Provision                            1,325,658          985,888        2,622,176        2,069,380

Noninterest Income
   Increase in cash surrender values
      of life insurance                                           28,528           22,974           57,056           45,948
   Net gains on loan sales                                       275,791          137,070          446,073          268,005
   Service charges on deposit accounts                           113,333           50,857          216,621           71,280
   Gain on sale of land                                                0          388,924                0          388,924
   Other Income                                                   71,952           65,771          155,021          124,565
                                                              ----------       ----------       ----------       ----------
       Total noninterest income                                  489,604          665,596          874,771          898,722
                                                              ----------       ----------       ----------       ----------

Noninterest Expense
   Salaries and employee benefits                                807,127          680,086        1,592,311        1,244,844
   Net occupancy expense                                          69,401           50,805          138,785           93,306
   Equipment expense                                              75,200           80,876          149,253          144,547
   Deposit insurance expense                                           0            5,379           12,029            9,775
   Data processing fees                                           54,124           50,138          106,747           85,109
   Other expense                                                 293,848          273,108          581,807          513,459
                                                              ----------       ----------       ----------       ----------
       Total noninterest expense                               1,299,700        1,140,392        2,580,932        2,091,040
                                                              ----------       ----------       ----------       ----------

Income Before Income Tax                                         515,562          511,092          916,015          877,062
   Income tax expense                                            149,604          169,201          265,178          283,976
                                                              ----------       ----------       ----------       ----------

Net Income                                                    $  365,958       $  341,891       $  650,837       $  593,086
                                                              ==========       ==========       ==========       ==========

   Basic earnings per share                                   $     0.23       $     0.18       $     0.40       $     0.31
   Diluted earnings per share                                 $     0.22       $     0.18       $     0.39       $     0.31
   Weighted average number shares outstanding - Basic          1,620,651        1,892,428        1,620,651        1,899,384
   Weighted average number shares outstanding - Diluted        1,676,130        1,933,019        1,679,898        1,936,649


See notes to unaudited condensed consolidated financial statements


                                                         FIRST BANCORP OF INDIANA, INC.
                                                                AND SUBSIDIARY
                                                           Consolidated Balance Sheet

                                                       December 31, 2001    June 30, 2001
------------------------------------------------------------------------------------------
                                                          (Unaudited)
Assets
   Cash and due from banks                               $   5,478,337      $   5,105,758
   Interest-bearing demand deposits                          9,181,790          4,906,112
   Federal funds sold                                           25,000            475,000
                                                         -------------      -------------
       Total cash and cash equivalents                      14,685,127         10,486,870
   Interest-bearing deposits                                 1,288,858            297,000
   Investment securities
     Available for sale                                      5,306,207          6,922,693
     Held to maturity                                       39,699,322         40,050,086
                                                         -------------      -------------
       Total investment securities                          45,005,529         46,972,779
   Loans                                                   111,053,711        107,479,605
   Allowance for loan losses                                  (724,729)          (661,146)
                                                         -------------      -------------
       Net loans                                           110,328,982        106,818,459
   Premises and equipment                                    3,058,603          3,150,100
   Goodwill and core deposit intangibles                     2,274,909          2,359,579
   Federal Home Loan Bank stock                              1,250,000            884,700
   Other assets                                              5,317,984          4,642,176

                                                         -------------      -------------
       Total assets                                      $ 183,209,992      $ 175,611,663
                                                         =============      =============

Liabilities
   Deposits
    Non-interest bearing                                 $   5,391,485      $   4,406,278
    Interest bearing                                       119,679,736        122,390,548
                                                         -------------      -------------
       Total deposits                                      125,071,221        126,796,826
   Borrowings                                               25,000,000         15,000,000
   Advances by borrowers for
     taxes and insurance                                       465,689            578,800
   Other liabilities                                         1,110,433          1,816,299
                                                         -------------      -------------
       Total liabilities                                   151,647,343        144,191,925
                                                         -------------      -------------

Stockholders' Equity
   Preferred stock, $.01 par value
      Authorized and unissued - 1,000,000 shares
   Common stock, $.01 par value
      Authorized - 9,000,000 shares
      Issued  - 2,272,400 shares                                22,724             22,724
   Additional paid-in capital                               21,926,903         21,868,686
   Retained earnings                                        17,709,830         17,272,524
   Accumulated other comprehensive income                      109,794            130,220
                                                         -------------      -------------
                                                            39,769,251         39,294,154

   Less:
   Unallocated employee stock ownership plan
   shares - 136,354 and 143,926 shares                      (1,391,922)        (1,469,218)
   Treasury stock - 475,764 and 438,644 shares              (6,274,945)        (5,784,502)
   Unallocated MRP shares - 57,399 and 66,009 shares          (539,735)          (620,696)

                                                         -------------      -------------
   Total stockholders' equity                               31,562,649         31,419,738

                                                         -------------      -------------
       Total liabilities and stockholders' equity        $ 183,209,992      $ 175,611,663
                                                         =============      =============


See notes to unaudited condensed consolidated financial statements


                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

              Consolidated Statement of Changes in Equity Capital

                                                  Common Stock
                                           ---------------------------     Additional
                                                Shares                      Paid-in       Comprehensive
                                             Outstanding       Amount       Capital          Income
                                           ------------------------------------------------------------

                                           -------------------------------------------
Balances, June 30, 2001                       2,272,400       $22,724      $21,868,686
                                           ===========================================

   Net income                                                                                 $284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                      22,797

                                                                                         -------------
   Comprehensive income (unaudited)                                                           $307,676
                                                                                         =============
   Cash dividends paid ($0.12 per share)
   Employee Stock Ownership Plan
    shares allocated                                                            10,528
   MRP shares allocated                                                         (1,198)
   Treasury shares purchased
   Tax benefit of employee
    benefit plans                                                               56,820

                                           -------------------------------------------
Balances, Sept. 30, 2001 (unaudited)          2,272,400       $22,724      $21,934,836
                                           ===========================================

   Net income                                                                                 $365,958
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                     (43,223)

                                                                                         -------------
   Comprehensive income (unaudited)                                                           $322,735
                                                                                         =============
   Employee Stock Ownership Plan
    shares allocated                                                             9,522
   MRP shares allocated                                                         (1,198)
   Treasury shares purchased
   Options exercised                                                           (16,257)

                                           -------------------------------------------
Balances, Dec. 31, 2001 (unaudited)           2,272,400       $22,724      $21,926,903
                                           ===========================================



                                                        Accumulated
                                                           Other          Unallocated    Unallocated
                                          Retained      Comprehensive        ESOP            MRP         Treasury
                                          Earnings         Income           Shares         Shares         Shares           Total
                                        -------------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------------
Balances, June 30, 2001                  $17,272,524       $130,220       ($1,469,218)    ($620,696)    ($5,784,502)    $31,419,738
                                        ===========================================================================================

   Net income                                284,879                                                                        284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                   22,797                                                          22,797


   Comprehensive income (unaudited)

   Cash dividends paid ($0.12 per share)    (213,531)                                                                      (213,531)
   Employee Stock Ownership Plan
    shares allocated                                                           38,648                                        49,176
   MRP shares allocated                                                                      40,481                          39,283
   Treasury shares purchased                                                                               (511,575)       (511,575)
   Tax benefit of employee
    benefit plans                                                                                                            56,820

                                        -------------------------------------------------------------------------------------------
Balances, Sept. 30, 2001 (unaudited)     $17,343,872       $153,017       ($1,430,570)    ($580,215)    ($6,296,077)    $31,147,587
                                        ===========================================================================================

   Net income                                365,958                                                                        365,958
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                  (43,223)                                                        (43,223)


   Comprehensive income (unaudited)

   Employee Stock Ownership Plan
    shares allocated                                                           38,648                                        48,170
   MRP shares allocated                                                                      40,480                          39,282
   Treasury shares purchased                                                                                (31,625)        (31,625)
   Options exercised                                                                                         52,757          36,500

                                        -------------------------------------------------------------------------------------------
Balances, Dec. 31, 2001 (unaudited)      $17,709,830       $109,794        $1,391,922)    ($539,735)    ($6,274,945)    $31,562,649
                                        ===========================================================================================


See notes to unaudited condensed consolidated financial statements.


                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows

                                                                          Year to Date
                                                                          December 31,
                                                                 ------------------------------
                                                                      2001            2000
                                                                 ------------      ------------
                                                                           (Unaudited)

Net Cash Provided (Used) by Operating Activities                 ($   105,392)     $  1,067,566

Investing Activities
   Net change in interest-bearing deposits                           (991,858)          297,000
   Proceeds from maturities of securities available for sale        1,572,907           518,610
   Purchases of securities held to maturity                       (16,031,664)      (15,456,621)
   Proceeds from maturities of securities held to maturity         16,337,888         8,101,884
   Purchase FHLB stock                                               (365,300)                0
   Net change in loans                                             (3,627,219)      (25,796,794)
   Net purchases of premises and equipment                            (32,158)       (1,695,070)
   Acquisition of deposits (net of cash acquired)                           0        (2,460,011)

                                                                 ------------      ------------
      Net cash used by investing activities                        (3,137,404)      (36,491,002)
                                                                 ------------      ------------

Financing Activities
   Net change in
    Non-interest bearing, interest-bearing demand
      and savings deposits                                          2,701,464        15,657,692
    Certificates of deposit                                        (4,427,069)       29,916,277
    Advances by borrowers for taxes and insurance                    (113,111)           62,570
   Proceeds from long-term debt                                    10,000,000                 0
   Purchase treasury shares                                          (543,200)         (471,666)
   Dividends paid                                                    (213,531)         (154,049)
   Options exercised                                                   36,500                 0

                                                                 ------------      ------------
      Net cash provided by financing activities                     7,441,053        45,010,824
                                                                 ------------      ------------

Net Change in Cash and Cash Equivalents                             4,198,257         9,587,388

Cash and Cash Equivalents, Beginning of Period                     10,486,870         6,393,494
                                                                 ------------      ------------

Cash and Cash Equivalents, End of Period                         $ 14,685,127      $ 15,980,882
                                                                 ============      ============

Additional Cash Flow Information
   Interest paid                                                 $  3,766,066      $  2,489,521
   Income tax paid                                                    205,618           233,100



See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the year ending June 30, 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's annual report to shareholders.

NOTE 2 - LONG-TERM DEBT

     The following summarizes any changes in the Company's borrowings since the fiscal year ended June 30, 2001. Each advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

                                                     December 31,       June 30,
                                                         2001            2001
                                                     ===========    ============
                                                            (unaudited)

Federal Home Loan Bank advances
   Fixed rate of 6.465%, due in January 2005         $ 5,000,000    $ 5,000,000
   Fixed rate of 5.370%, due in February 2011         10,000,000     10,000,000
   Fixed rate of 4.830%, due in July 2011             10,000,000             --
                                                     -----------    -----------

     Total Federal Home Loan Bank advances           $25,000,000    $15,000,000
                                                     ===========    ===========

     Weighted average rate                                 5.373%         5.735%
                                                     ===========    ===========

NOTE 3 - MORTGAGE LOAN SERVICING RIGHTS

     Management has determined to continue selling a large portion of newly originated mortgage loans in order to build the mortgage loan servicing portfolio to provide a reliable source of fee and ancillary income. Because the size of the portfolio and the volume of sales have become material, the Company has begun capitalizing the mortgage-servicing rights in accordance with SFAS
122. As of December 31, 2001, the servicing asset, which is included in other assets, totaled $164,000 on $15.3 million of loans serviced for others compared to $8.7 million six months earlier.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001, AND JUNE 30, 2001

     Total consolidated assets of the Company increased $7.6 million from $175.6 million at June 30, 2001, to $183.2 million at December 31, 2001. This growth in assets occurred primarily in consumer loans and funds on deposit at other financial institutions. On the liability side, advances from the Federal Home Loan Bank of Indianapolis increased $10 million and deposits contracted slightly.

     Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), grew $4.2 million from $10.5 million at June 30, 2001, to $14.7 million at December 31, 2001. This increase was the result of high prepayments on mortgage loans and mortgage-backed investments during a period of declining market interest rates.

     Investment securities, including certificates of deposit from other financial institutions, decreased slightly from $47.3 million at June 30, 2001, to $46.3 million at December 31, 2001. This reduction resulted primarily from maturing corporate and agency securities, and substantial principal repayments on existing mortgage-related investments. These activities more than offset a $10 million mortgage pool security purchased as part of a strategy to leverage the Company's high capital level.

     Net loans grew from $106.8 million at June 30, 2001, to $110.3 million at December 31, 2001. This growth was due to management's decision to retain a greater proportion of its indirect automobile loan production. Consequently, consumer loans increased 19.4% from $26.8 million at June 30, 2001, to $32.0 million at December 31, 2001. During the same period, the mortgage portfolio contracted as loan sales totaled $7.9 million or approximately 63% of permanent loan production. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. First Federal also sold 51% of the $24.4 million of consumer loans originated during the first half of fiscal year 2002. Going forward, management plans on retaining a greater share of consumer loans in portfolio in order to absorb some of the excess liquidity.

     The allowance for loan losses increased from $661,000 at June 30, 2001, to $725,000 at December 31, 2001. The change was composed of $160,000 in provisions for losses and $96,000 in net charge-offs. The Company's allowance for loan losses represented 0.65% of total loans at December 31, 2001, a slight increase from the 0.62% at June 30, 2001. Relative to nonperforming loans, the allowances for loan losses were 223.8% and 452.7% at December 31, 2001, and June 30, 2001, respectively.

     As the table below illustrates, the Company's nonperforming assets increased during the first half of the fiscal year ending June 30, 2002. The December 31, 2001, balance was composed chiefly of nonaccrual automobile loans and repossessed vehicles. Given current economic conditions, management intends to closely monitor the nonperforming asset trend and take appropriate action as necessary.

                                                          December 31,            June 30,
                                                              2001                  2001
                                                        =================     =================
                                                          (unaudited)

Loans accounted for on a nonaccrual basis                       $324,000              $146,000
Accruing loans past due 90 days or more                               --                    --
                                                        -----------------     -----------------
Nonperforming loans                                             $324,000              $146,000
Real estate owned (net)                                               --                    --
Other repossessed assets                                         $24,000               $14,000
                                                        -----------------     -----------------
     Total nonperforming assets                                 $348,000              $160,000
                                                        =================     =================

Restructured loans                                                    --                    --

Total loans delinquent 90 days or more to net loans                0.29%                 0.14%
Total loans delinquent 90 days or more to total assets             0.18%                 0.08%
Total nonperforming assets to total assets                         0.19%                 0.09%


     The Company's holdings of FHLB stock increased $365,000 during the six months ended December 31, 2001, to $1.3 million. The additional stock was mandated by the FHLB as a condition for the $10 million advance obtained early in the period.

     Total deposits decreased $1.7 million from $126.8 million at June 30, 2001, to $125.1 million at December 31, 2001. Because of the low interest rate environment, many depositors have withdrawn their maturing certificates of deposit or placed them in more liquid money market accounts. As a result, certificates of deposit shrank $4.4 million while non-maturity accounts grew $2.7 million. Borrowings increased $10 million to $25 million as an FHLB advance was used to fund the purchase of a mortgage pool security. Despite the increased borrowings, First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial.

     Total stockholders' equity increased $143,000 from $31.4 million at June 30, 2001, to $31.6 million at December 31, 2001. Those items having a positive impact on equity included $651,000 of net income, a $176,000 allocation of ESOP and MRP shares, a $57,000 tax benefit from employee benefit plans, and $36,000 of option shares exercised. These were partially offset by $214,000 of shareholder dividends, $543,000 of First Bancorp stock repurchases, and a $20,000 decrease in accumulated other comprehensive income related to net unrealized gains on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001, AND 2000

GENERAL. Net income for the quarter ended December 31, 2001, increased $24,000, or 7.0%, to $366,000 from $342,000 for the quarter ended December 31, 2000. The improvement resulted from significantly higher net interest income partially offset by lower noninterest income and higher noninterest expenses. Compared to the same period in 2000, the elevated income and expense items discussed below for the quarter ended December 31, 2001, were largely the result of two Evansville branches acquired from Old National Bank in November 2000. These acquisitions added $22.7 of loans and $35.1 million of retail deposits. Around the same time, a new branch in Newburgh, Indiana was opened and a commercial loan department was created.

     The Company's net spread improved to 2.88% for the quarter ended December 31, 2001, from 2.52% one year earlier. Although the return on average assets declined from 0.89% for the quarter ended December 31, 2000, to 0.78% for the same quarter this year, the return on average equity improved to 4.68% from 3.92%.

     NET INTEREST INCOME. The Company recognized $1.4 million of net interest income for the quarter ended December 31, 2001, an increase of $201,000, or 16.8%, from $1.2 million during the quarter ended December 31, 2000.

     The increase in net interest income was attributable in part to a $259,000 increase in total interest income from $2.7 million for the quarter ended December 31, 2000, to $3.0 million for the same quarter in 2001. This increase was primarily the result of a $496,000 increase in interest income from loans that was partially offset by a decline in interest income from investment securities, fed funds sold, and deposits with other financial institutions. Average loans outstanding increased from $78.3 million with an average yield of 8.48% for the quarter ended December 31, 2000, to $107.1 million with an average yield of 8.05% for the same period this year. The decrease in interest income from investment securities and financial institution deposits was due to a lower average yield of approximately 5.24% for the quarter ended December 31, 2001, compared to 6.92% for the same period in 2000. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

     The increase in interest income was partially offset by a $58,000 increase in interest expense to $1.6 million during the quarter ended December 31, 2001, from $1.5 million for the quarter ended December 31, 2000. This was the product of average deposits increasing to $127.2 million for the quarter ended December 31, 2001, from $110.0 million for the quarter ended December 31, 2000, combined with the average cost of those deposits falling to 3.83% from 5.18% for the respective periods. In addition, interest expense on FHLB advances was $343,000 on an average balance of $25.0 million in the most recent quarter as compared to $83,000 on an average balance of $5.0 million for the same period one year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $95,000, the provision for loan losses for the quarter ended December 31, 2001, was $139,000 below the same quarter in 2000. The need for additional provisions was based primarily on the growing proportion of nonmortgage loans added to the Company's portfolio coupled with the present volatile economic climate. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $490,000 for the quarter ended December 31, 2001, compared to $666,000 for the same period the preceding year. However, the comparative quarter in 2000 included a $389,000 one-time gain on the sale of land.

     NONINTEREST EXPENSE. Total noninterest expense increased $159,000 from $1.1 million for the quarter ended December 31, 2000, to $1.3 million for the most recent quarter. The higher noninterest expenses generally are related to three new branches offices opened in November 2000. Relative to average assets, noninterest expenses declined from an annualized 3.0% to 2.8%.

     Salaries and employee benefits totaled $807,000 during the quarter ended December 31, 2001, compared to $680,000 during the same period in 2000. The 18.7% increase was attributed primarily to the staffing the aforementioned new branch offices. Similarly, net occupancy expenses increased $19,000 between the two quarters.

     Data processing expenses increased 8.0% from $50,000 for the quarter ended December 31, 2000, to $54,000 for the quarter ended December 31, 2001. This change was due largely to costs related to new customers and accounts gained from the branch expansion.

     Other noninterest expense increased 7.7% from $273,000 for the quarter ended December 31, 2000, to $294,000 for the same period in 2001. The increase was largely attributed to the $34,000 amortization of intangible assets associated with the branch purchases. Item processing and other deposit servicing costs also rose significantly due to the number and characteristics of the accounts acquired in the branch purchases. In particular, item processing expenses increased $16,000 because of the large number of transaction accounts acquired. Offsetting these increases was a $24,000 reduction in professional fees.

     INCOME TAXES. Total income tax expense was $150,000 for the quarter ended December 31, 2001, compared to $169,000 for the same period in 2000. Effective tax rates for the quarters ended December 31, 2001 and 2000 approximated 29.0% and 33.1%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2001, AND 2000

     GENERAL. At $651,000, net income for the six months ended December 31, 2001, was $58,000 or 9.8% above the $593,000 for the six months ended December 31, 2000. This change was primarily attributable to increases in net interest income and noninterest revenue. The Company's interest rate spread increased to 2.80% for the six months ended December 31, 2001, from 2.49% for the six months ended December 31, 2000. As a result of its acquisitions and branch growth, the Company also had a larger amount of interest-earning assets compared to last year. The return on average assets was 0.70% for the six months ended December 31, 2001, compared to 0.84% for the same period during in 2000. The return on average equity improved to 4.17% for the six months ended December 31, 2001, compared to 3.40% for the same period during 2000.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 2001, increased $434,000 to $2.8 million from $2.3 million for the same period ended December 31, 2000.

     The increase in net interest income was due to a $1.0 million increase in total interest income from $5.1 million for the six months ended December 31, 2000, to $6.1 million for the same period this year. Loans provided an additional $1.3 million of interest revenue while interest income from investment securities and deposits from other financial institutions was reduced $293,000. Average loans outstanding increased from $72.4 million with an average yield of 8.4% for the six months ended December 31, 2000, to $107.0 million with an average yield of 8.1% for the same period this year. The reduced earnings from investment securities were due primarily to lower returns on reinvestments of maturing instruments. Consequently, the average yield on investment securities was diluted from 7.0% for the six months ended December 31, 2001, to 6.2% for the same period in 2001. Similarly, the yield on deposits with financial institutions fell from 6.7% to 2.8% for the comparative periods.

     The upward change in net interest income was partially offset by a $586,000 increase in interest expense from $2.7 million during the six months ended December 31, 2000, to $3.3 million for the six months ended December 31, 2001. This was the result of average deposits increasing to $127.0 million for the six months ended December 31, 2001, from $99.1 million for the six months ended December 31, 2000. In addition, the average cost of those deposits declined to 4.1% from 5.1% for the same respective periods. Interest expense on borrowings from the Federal Home Loan Bank was $653,000 during the first half of fiscal 2002 compared to $165,000 for the same period one year ago on average borrowings of $23.7 million and $5.0 million, respectively.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $160,000, the provision for loan losses for the six months ended December 31, 2001, was $119,000 below the same period in 2000. The need for additional provisions reflects the growing proportion of nonmortgage loans added to the Company's portfolio coupled with the present volatile economic climate. The level of provisions needed is based on a consistently applied methodology that considers historical loss experience, delinquency trends, and present economic conditions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $875,000 for the six months ended December 31, 2001, compared to $899,000 for the same period in the prior year, a decrease of $24,000. However, the prior year total included a one-time pre-tax gain of $389,000 on the sale of property that had been held for possible future branch expansion. Construction of a new branch was no longer needed upon the purchase of an Old National Bank branch in close proximity to the site. The Company also recognized gains on sales of mortgage and nonmortgage loans totaling $446,000 for the six months ended December 31, 2001, compared to $268,000 for the same period in 2000. During the same periods, service charges on deposit accounts grew from $71,000 to $217,000. Much of this increase is associated with the substantial number of demand accounts added from the branch acquisitions in November 2000. Other noninterest income increased $30,000 between the comparative six-month periods due primarily to delinquency and service fees on loans.

     NONINTEREST EXPENSE. Total noninterest expense increased from $2.1 million for the six months ended December 31, 2000, to $2.6 million for the same period in 2001, an increase of $490,000. Salaries and employee benefits totaled $1.6 million during the six months ended December 31, 2001, which was $347,000 higher than the $1.2 million recorded during the same period a year earlier. The rise is due principally to increased staffing levels associated with the commencement of commercial lending and the operation of three new branches, all added in November 2000. In addition, medical insurance premiums increased $24,000 or approximately 33% for the six months ended December 31, 2001, as compared to the same period last year.

     Data processing expenses increased $22,000 to $107,000 for the six months ended December 31, 2001, as compared to $85,000 for the same period in 2000. This change was due largely to costs related to new customers and accounts gained from the aforementioned branch expansion. For much of the six-month period ended December 31, 2000, First Federal operated only four locations compared to the seven full-service branch offices in operation today.

     Other noninterest expense increased $69,000, to $582,000 during the six months ended December 31, 2001, as compared to $513,000 during the same period in 2000. The most notable change was the $85,000 amortization of intangible assets for six months ended December 31, 2001, as opposed to $14,300 a year ago. The 2000 amount represented only one month of amortization. In addition, item processing expenses rose $36,000 due to the number and characteristics of the accounts acquired in the branch purchases. Conversely, professional fees were $30,000 lower during the first two quarters of fiscal 2002 compared to the same period in fiscal 2001. Net ATM expenses also were reduced $17,000.

     INCOME TAXES. Total income tax expense was $265,000 for the six months ended December 31, 2001, compared to $284,000 for the same period in 2000. The increase is attributable to increased taxable income. The effective tax rates for the six months ended December 31, 2001 and 2000 were 28.9% and 32.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2001, cash and cash equivalents totaled $14.7 million, or 8.0% of total assets. Also, $4.2 million of investment securities, including investment certificates of deposit, mature within 12 months. At the same time, First Federal had commitments to fund loans, including loans in process, of $3.9 million. In addition, certificates of deposit scheduled to mature in one year or less totaled $51.3 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $17.0 million remaining available to it under its borrowing arrangement with the FHLB as of December 31, 2001.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2001, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              ------------------------------------------------------------------------
                                               Amount     Ratio       Amount       Ratio       Amount        Ratio
                                              ------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
As of December 31, 2001 (unaudited)
   Total capital (to risk weighted assets)     $25,943    24.36%      $8,520       8.00%       $10,650      10.00%
   Tier I capital (to risk weighted assets)     25,218    23.68        4,260       4.00          6,390       6.00
   Tier I capital (to adjusted total assets)    25,218    14.09        7,158       4.00          8,947       5.00

As of June 30, 2001
   Total capital (to risk weighted assets)     $24,960    24.01%      $8,315       8.00%        10,394      10.00%
   Tier I capital (to risk weighted assets)     24,299    23.38        4,157       4.00          6,236       6.00
   Tier I capital (to adjusted total assets)    24,299    14.07        6,907       4.00          8,634       5.00

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

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on November 21, 2001. The results of the vote on the matters presented at the meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                                 Vote For          Vote Withheld
                                                 --------          -------------

         E. Harvey Seaman                        1,207,024            240,390
         Jerome A. Ziemer                        1,209,374            238,040

2. The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2002, was ratified by stockholders by the following vote:

         For  1,294,207          Against  138,107           Abstain  15,100

3. An amendment to the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan was approved by the following vote:

         For  1,165,239          Against  261,875           Abstain  20,300

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits
     None

b.   Forms 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    FIRST BANCORP OF INDIANA, INC.


Dated: February 12, 2002            By:  /s/ Harold Duncan
                                    ----------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)

Dated: February 12, 2002            By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)