Form 10QSB
period 2002-03-31
FIRST BANCORP OF INDIANA INC
filed 2002-05-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,796,691 of common stock, par value $0.01 per share, were outstanding as of May 1, 2002.

     Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   1
Item 2.   Management's Discussion and Analysis or Plan of Operation           6

Part II   Other Information
Item 1.   Legal Proceedings                                                  13
Item 2.   Changes in Securities                                              13
Item 3.   Defaults Upon Senior Securities                                    13
Item 4.   Submission of Matters to a Vote of Security Holders                13
Item 5.   Other Information                                                  13
Item 6.   Exhibits and Reports on Form 8-K                                   14

                                           FIRST BANCORP OF INDIANA, INC.
                                                   AND SUBSIDIARY

                                          Consolidated Statements of Income

                                                                     For the                        For the
                                                               Three Months Ended                 Year To Date
                                                                    March 31,                       March 31,
                                                               -------------------           ----------------------
                                                               2002           2001           2002            2001
-------------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)                 (Unaudited)
Interest Income
   Loans receivable                                         $2,197,371     $1,985,582     $6,539,629     $5,015,849
   Investment securities                                       536,962        901,810      2,080,150      2,553,033
   Deposits with financial institutions                         41,354        206,161        203,472        553,040
   Federal funds sold                                            2,107          9,753         14,373         32,450
   Other interest and dividend income                           18,533         14,543         60,901         45,693
                                                            ----------     ----------     ----------     ----------
       Total interest income                                 2,796,327      3,117,849      8,898,525      8,200,065
                                                            ----------     ----------     ----------     ----------

Interest Expense
   Deposits                                                  1,000,722      1,660,332      3,624,998      4,194,423
   Borrowings                                                  335,813        128,546        988,823        293,764
   Other                                                        22,074         19,291         64,809         53,818
                                                            ----------     ----------     ----------     ----------
       Total interest expense                                1,358,609      1,808,169      4,678,630      4,542,005
                                                            ----------     ----------     ----------     ----------

Net Interest Income                                          1,437,718      1,309,680      4,219,895      3,658,060

   Provision for Loan Losses                                   129,000         59,000        289,000        338,000
                                                            ----------     ----------     ----------     ----------

Net Interest Income after Provision                          1,308,718      1,250,680      3,930,895      3,320,060

Noninterest Income
   Increase in cash surrender values
      of life insurance                                         27,601         30,262         84,657         76,210
   Net gains on loan sales                                     119,099         72,629        565,172        340,634
   Service charges on deposit accounts                          87,326         82,788        303,947        154,069
   Gain on sale of land                                              0              0              0        388,924
   Other Income                                                115,382         89,474        270,402        214,038
                                                            ----------     ----------     ----------     ----------
       Total noninterest income                                349,408        275,153      1,224,178      1,173,875
                                                            ----------     ----------     ----------     ----------

Noninterest Expense
   Salaries and employee benefits                              817,463        743,596      2,409,774      1,988,440
   Net occupancy expense                                        65,972         79,023        204,757        172,329
   Equipment expense                                            65,836         79,465        215,089        224,012
   Deposit insurance expense                                     5,816          4,453         17,845         14,228
   Data processing fees                                         61,814         59,137        168,561        144,245
   Other expense                                               362,734        344,764        944,541        858,224
                                                            ----------     ----------     ----------     ----------
       Total noninterest expense                             1,379,635      1,310,438      3,960,567      3,401,478
                                                            ----------     ----------     ----------     ----------

Income Before Income Tax                                       278,491        215,395      1,194,506      1,092,457
   Income tax expense                                           70,025         58,030        335,203        342,006
                                                            ----------     ----------     ----------     ----------

Net Income                                                  $  208,466     $  157,365     $  859,303     $  750,451
                                                            ==========     ==========     ==========     ==========

   Basic earnings per share                                 $     0.13     $     0.08     $     0.53     $     0.40
   Diluted earnings per share                               $     0.12     $     0.08     $     0.51     $     0.39
   Weighted average number shares outstanding - Basic        1,624,613      1,895,359      1,621,972      1,898,043
   Weighted average number shares outstanding - Diluted      1,690,851      1,962,769      1,683,549      1,945,356



See notes to unaudited condensed consolidated financial statements

                              FIRST BANCORP OF INDIANA, INC.
                                      AND SUBSIDIARY
                                Consolidated Balance Sheets


                                                         March 31, 2002     June 30, 2001
-----------------------------------------------------------------------------------------
                                                          (Unaudited)
Assets
   Cash and due from banks                               $   4,132,894      $   5,105,758
   Interest-bearing demand deposits                          7,089,391          4,906,112
   Federal funds sold                                        1,350,000            475,000
                                                         -------------      -------------
       Total cash and cash equivalents                      12,572,285         10,486,870
   Interest-bearing deposits                                   198,000            297,000
   Investment securities
     Available for sale                                      3,365,563          6,922,693
     Held to maturity                                       36,051,914         40,050,086
                                                         -------------      -------------
       Total investment securities                          39,417,477         46,972,779
   Loans                                                   117,612,860        107,479,605
   Allowance for loan losses                                  (770,474)          (661,146)
                                                         -------------      -------------
       Net loans                                           116,842,386        106,818,459
   Premises and equipment                                    3,048,711          3,150,100
   Goodwill and core deposit intangibles                     2,236,111          2,359,579
   Federal Home Loan Bank stock                              1,250,000            884,700
   Other assets                                              4,377,168          4,642,176
                                                         -------------      -------------

       Total assets                                      $ 179,942,138      $ 175,611,663
                                                         =============      =============

Liabilities
   Deposits
    Non-interest bearing                                 $   4,694,264      $   4,406,278
    Interest bearing                                       116,813,261        122,390,548
                                                         -------------      -------------
       Total deposits                                      121,507,525        126,796,826
   Borrowings                                               25,000,000         15,000,000
   Advances by borrowers for
     taxes and insurance                                       736,449            578,800
   Other liabilities                                         1,225,107          1,816,299
                                                         -------------      -------------
       Total liabilities                                   148,469,081        144,191,925
                                                         -------------      -------------

Stockholders' Equity
   Preferred stock, $.01 par value
      Authorized and unissued - 1,000,000 shares
   Common stock, $.01 par value
      Authorized - 9,000,000 shares
      Issued and outstanding - 2,272,400 shares                 22,724             22,724
   Additional paid-in capital                               21,938,309         21,868,686
   Retained earnings                                        17,656,114         17,272,524
   Accumulated other comprehensive income                      103,411            130,220
                                                         -------------      -------------
                                                            39,720,558         39,294,154

   Less:
   Unallocated employee stock ownership plan
   shares - 132,556 and 143,926 shares                      (1,353,152)        (1,469,218)
   Treasury stock - 484,764 and 438,644 shares              (6,395,095)        (5,784,502)
   Unallocated MRP shares - 53,094 and 66,009 shares          (499,254)          (620,696)

                                                         -------------      -------------
   Total stockholders' equity                               31,473,057         31,419,738
                                                         -------------      -------------

       Total liabilities and stockholders' equity        $ 179,942,138      $ 175,611,663
                                                         =============      =============



   See notes to unaudited condensed consolidated financial statements

                                                   FIRST BANCORP OF INDIANA, INC.
                                                           AND SUBSIDIARY

                                        Consolidated Statements of Changes in Equity Capital

                                                 Common Stock
                                           ----------------------     Additional                                           Other
                                              Shares                    Paid-in       Comprehensive     Retained       Comprehensive
                                           Outstanding     Amount       Capital          Income         Earnings          Income
------------------------------------------------------------------------------------------------------------------------------------
                                            -------------------------------------                      -----------------------------
Balances, June 30, 2001                     2,272,400    $ 22,724    $ 21,868,686                      $ 17,272,524    $    130,220
                                            =====================================                      =============================
   Net income                                                                         $    284,879          284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                  22,797                           22,797
                                                                                      ------------
   Comprehensive income (unaudited)                                                   $    307,676
   Cash dividends paid ($0.12 per share)                                              ============         (213,531)
   Employee Stock Ownership Plan
    shares allocated                                                       10,528
   MRP shares allocated                                                    (1,198)
   Treasury shares purchased
   Tax benefit of employee
    benefit plans                                                          56,820
                                            -------------------------------------                      -----------------------------
Balances, Sept. 30, 2001 (unaudited)        2,272,400    $ 22,724    $ 21,934,836                      $ 17,343,872    $    153,017
                                            =====================================                      =============================
   Net income                                                                         $    365,958          365,958
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                 (43,223)                         (43,223)
                                                                                      ------------
   Comprehensive income (unaudited)                                                   $    322,735
   Employee Stock Ownership Plan                                                      ============
    shares allocated                                                        9,522
   MRP shares allocated                                                    (1,198)
   Treasury shares purchased
   Options exercised                                                      (16,257)
                                            -------------------------------------                      -----------------------------
Balances, Dec. 31, 2001 (unaudited)         2,272,400    $ 22,724    $ 21,926,903                      $ 17,709,830    $    109,794
                                            =====================================                      =============================
   Net income                                                                         $    208,466          208,466
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                  (6,383)                          (6,383)
                                                                                      ------------
   Comprehensive income (unaudited)                                                   $    202,083
   Cash dividends paid ($0.15 per share)                                              ============         (262,182)
   Employee Stock Ownership Plan
    shares allocated                                                       12,603
   MRP shares allocated                                                    (1,197)
   Treasury shares purchased
                                            -------------------------------------                      -----------------------------
Balances, March 31, 2002 (unaudited)        2,272,400    $ 22,724    $ 21,938,309                      $ 17,656,114     $    103,411
                                            =====================================                      =============================


                                              Accumulated
                                              Unallocated     Unallocated
                                                 ESOP             MRP             Treasury
                                                Shares           Shares             Shares              Total
----------------------------------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------
Balances, June 30, 2001                      ($ 1,469,218)    ($   620,696)      ($ 5,784,502)      $ 31,419,738
                                             ===================================================================
   Net income                                                                                            284,879
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                                22,797

   Comprehensive income (unaudited)
   Cash dividends paid ($0.12 per share)                                                                (213,531)
   Employee Stock Ownership Plan
    shares allocated                               38,648                                                 49,176
   MRP shares allocated                                             40,481                                39,283
   Treasury shares purchased                                                         (511,575)          (511,575)
   Tax benefit of employee
    benefit plans                                                                                         56,820
                                             -------------------------------------------------------------------
Balances, Sept. 30, 2001 (unaudited)         ($ 1,430,570)    ($   580,215)      ($ 6,296,077)      $ 31,147,587
                                             ===================================================================
   Net income                                                                                            365,958
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                               (43,223)

   Comprehensive income (unaudited)
   Employee Stock Ownership Plan
    shares allocated                               38,648                                                 48,170
   MRP shares allocated                                             40,480                                39,282
   Treasury shares purchased                                                          (31,625)           (31,625)
   Options exercised                                                                   52,757             36,500
                                             -------------------------------------------------------------------
Balances, Dec. 31, 2001 (unaudited)          ($ 1,391,922)    ($   539,735)      ($ 6,274,945)      $ 31,562,649
                                             ===================================================================
   Net income                                                                                            208,466
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                                (6,383)

   Comprehensive income (unaudited)
   Cash dividends paid ($0.15 per share)                                                                (262,182)
   Employee Stock Ownership Plan
    shares allocated                               38,770                                                 51,373
   MRP shares allocated                                             40,481                                39,284
   Treasury shares purchased                                                         (120,150)          (120,150)
                                             -------------------------------------------------------------------
Balances, March 31, 2002 (unaudited)         ($ 1,353,152)    ($   499,254)      ($ 6,395,095)      $ 31,473,057
                                             ===================================================================




See notes to unaudited condensed consolidated financial statements.

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                         Year to Date
                                                                           March 31,
                                                                 ------------------------------
                                                                     2002               2001
                                                                 ------------      ------------
                                                                          (Unaudited)

Net Cash Provided by Operating Activities                        $  1,511,054      $  2,038,746

Investing Activities
   Net change in interest-bearing deposits                             99,000           495,000
   Proceeds from maturities of securities available for sale        3,496,902         1,056,477
   Purchases of securities held to maturity                       (19,067,725)      (33,549,599)
   Proceeds from maturities of securities held to maturity         22,985,615        24,294,984
   Purchase FHLB stock                                               (365,300)          (22,600)
   Net change in loans                                            (10,254,711)      (31,650,280)
   Net purchases of premises and equipment                            (85,205)       (1,732,035)
   Acquisition of deposits (net of cash acquired)                           0        (2,460,011)

     Net cash used by investing activities                         (3,191,424)      (43,568,064)

Financing Activities
   Net change in
     Non-interest bearing, interest-bearing demand
      and savings deposits                                          2,867,462        16,781,214
     Certificates of deposit                                       (8,156,763)       29,534,637
     Advances by borrowers for taxes and insurance                    157,649           370,172
   Increase in long-term debt                                      10,000,000        10,000,000
   Purchase treasury shares                                          (663,350)         (471,666)
   Dividends paid                                                    (475,713)         (359,062)
   Options exercised                                                   36,500                 0

      Net cash provided by financing activities                     3,765,785        55,855,295

Net Change in Cash and Cash Equivalents                             2,085,415        14,325,977

Cash and Cash Equivalents, Beginning of Period                     10,486,870         6,393,494

Cash and Cash Equivalents, End of Period                         $ 12,572,285      $ 20,719,471

Additional Cash Flow Information
   Interest paid                                                 $  4,201,113      $  3,737,322
   Income tax paid                                                    460,618           503,100



   See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2001, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2002. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, contained in the Company's annual report to shareholders.

NOTE 2 - LONG-TERM DEBT

     The following summarizes any changes in the Company's borrowings since the fiscal year ended June 30, 2001. Each advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

                                                      March 31,       June 30,
                                                        2002            2001
                                                        ----            ----
                                                     (unaudited)

Federal Home Loan Bank advances
   Fixed rate of 6.465%, due in January 2005         $ 5,000,000    $ 5,000,000
   Fixed rate of 5.370%, due in February 2011         10,000,000     10,000,000
   Fixed rate of 4.830%, due in July 2011             10,000,000             --
                                                     -----------    -----------

     Total Federal Home Loan Bank advances           $25,000,000    $15,000,000

     Weighted average rate                                 5.373%         5.735%
                                                     ===========    ===========

NOTE 3 - MORTGAGE LOAN SERVICING RIGHTS

     Management has determined to continue selling a large portion of newly originated mortgage loans in order to build the mortgage loan servicing portfolio to provide a reliable source of fee and ancillary income. Because the size of the portfolio and the volume of sales have become material, the Company has begun capitalizing the mortgage-servicing rights in accordance with SFAS
122. As of March 31, 2002, the servicing asset, which is included in other assets, totaled $186,000 on $17.6 million of loans serviced for others compared to $8.7 million nine months earlier.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002, AND JUNE 30, 2001

     Total consolidated assets of the Company increased $4.3 million from $175.6 million at June 30, 2001, to $179.9 million at March 31, 2002. This growth in assets occurred primarily in consumer and mortgage loans, and funds on deposit at other financial institutions. On the liability side, advances from the Federal Home Loan Bank of Indianapolis increased $10 million and deposits contracted $5.3 million.

     Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), grew $2.1 million from $10.5 million at June 30, 2001, to $12.6 million at March 31, 2002. This increase was the result of high prepayments on mortgage loans and mortgage-backed investments during a period of declining market interest rates.

     Investment securities, including certificates of deposit from other financial institutions, decreased from $47.3 million at June 30, 2001, to $39.6 million at March 31, 2002. This reduction resulted primarily from maturing agency securities and substantial principal repayments on existing mortgage-related investments. These activities more than offset a $10 million mortgage pool security purchased as part of a strategy to leverage the Company's high capital level.

     Net loans grew from $106.8 million at June 30, 2001, to $116.8 million at March 31, 2002. This growth was due in large part to management's decision to retain a greater proportion of its indirect automobile loan production. Consequently, consumer loans increased 27.2% from $26.8 million at June 30, 2001, to $34.1 million at March 31, 2002. Despite mortgage loan sales totaling $10.5 million or 40.9% of originations during the first nine months of fiscal 2002, the mortgage portfolio grew 4.7% from $72.6 million at June 30, 2001, to $76.0 million at March 31, 2002. Management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. First Federal also sold 45.5% of the $33.9 million of consumer loans originated during the first nine months of fiscal 2002. Going forward, management plans on retaining a greater share of consumer loans in portfolio in order to absorb some of the excess liquidity.

     The allowance for loan losses increased from $661,000 at June 30, 2001, to $770,000 at March 31, 2002. The change was composed of $289,000 in provisions for losses and $180,000 in net charge-offs. The Company's allowance for loan losses represented 0.66% of total loans at March 31, 2002, a slight increase from the 0.62% at June 30, 2001. Relative to nonperforming loans, the allowances for loan losses were 235.5% and 452.7% at March 31, 2002, and June 30, 2001, respectively.

     As the table below illustrates, the Company's nonperforming assets increased during the first three quarters of the fiscal year ending June 30, 2002. The March 31, 2002, balance was composed chiefly of nonaccrual automobile loans and repossessed vehicles. Given current economic conditions, management intends to closely monitor the nonperforming asset trend and take appropriate action as necessary.

                                                           March 31,   June 30,
                                                             2002        2001
                                                             ----        ----
                                                         (unaudited)

Loans accounted for on a nonaccrual basis                  $327,000    $146,000
Accruing loans past due 90 days or more                          --          --
                                                           --------    --------
Nonperforming loans                                        $327,000    $146,000
Real estate owned (net)                                          --          --
Other repossessed assets                                   $ 34,000    $ 14,000
                                                           --------    --------
     Total nonperforming assets                            $361,000    $160,000
                                                           ========    ========

Restructured loans                                               --          --

Total loans delinquent 90 days or more to net loans            0.28%       0.14%
Total loans delinquent 90 days or more to total assets         0.18%       0.08%
Total nonperforming assets to total assets                     0.20%       0.09%

     The Company's holdings of FHLB stock increased $365,000 during the nine months ended March 31, 2002, to $1.3 million. The additional stock was mandated by the FHLB as a condition for the $10 million advance obtained early in the period.

     Total deposits decreased $5.3 million from $126.8 million at June 30, 2001, to $121.5 million at March 31, 2002. Because of the low interest rate environment, many depositors have withdrawn their maturing certificates of deposit or placed them in more liquid money market accounts. As a result, certificates of deposit decreased $8.2 million while non-maturity accounts grew $2.9 million. Borrowings increased $10 million to $25 million as an FHLB advance was used to fund the purchase of a mortgage pool security. Despite the increased borrowings, First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial.

     Total stockholders' equity increased $53,000 from $31.4 million at June 30, 2001, to $31.5 million at March 31, 2002. Those items having a positive impact on equity included $859,000 of net income, a $267,000 allocation of ESOP and MRP shares, a $57,000 tax benefit from employee benefit plans, and $36,000 of option shares exercised. These were partially offset by $476,000 of shareholder dividends, $663,000 of First Bancorp stock repurchases, and a $27,000 decrease in accumulated other comprehensive income related to net unrealized gains on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND 2001

     GENERAL. Net income for the quarter ended March 31, 2002, increased $51,000, or 32.5%, to $208,000 from $157,000 for the quarter ended March 31,
2001. The improvement resulted from higher net interest income and noninterest revenue. These were partially offset by higher noninterest expenses and increased provisions for loan losses.

     The Company's average interest rate spread improved to 3.05% for the quarter ended March 31, 2002, from 2.51% one year earlier. Returns on average assets and equity improved from 0.35% and 1.79% respectively for the quarter ended March 31, 2001, to 0.46% and 2.64% for the same quarter this year.

     NET INTEREST INCOME. The Company recognized $1.4 million of net interest income for the quarter ended March 31, 2002, an increase of $128,000, or 9.8%, from $1.3 million during the quarter ended March 31, 2001. The change resulted from a 24.9% reduction in total interest expenses partially offset by a 10.3% decline in total interest income.

     Total interest income decreased from $3.1 million for the quarter ended March 31, 2001, to $2.8 million for the same quarter in 2002. Whereas interest income from loans increased $212,000, interest income from investment securities, fed funds sold, and deposits with other financial institutions declined. Average loans outstanding increased from $94.6 million with an average yield of 8.40% for the quarter ended March 31, 2001, to $114.6 million with an average yield of 7.67% for the same period this year. Similarly, the average yield from investment securities and financial institution deposits fell from 6.75% and 5.84%, respectively, for the quarter ended March 31, 2001, to 5.10% and 2.01% for the same period this year. The lower average yields primarily resulted from steep declines in market interest rates over the past twelve months.

     The lower interest income was offset by a $450,000 reduction in interest expense to $1.4 million during the quarter ended March 31, 2002, from $1.8 million for the quarter ended March 31, 2001. This decrease was chiefly the product of average deposits decreasing from $131.8 million for the quarter ended March 31, 2001, to $122.4 million for the quarter ended March 31, 2002, combined with the average cost of those deposits falling from 5.04% to 3.27% for the respective periods. In addition, interest expense on FHLB advances was $336,000 on an average balance of $25.0 million in the most recent quarter as compared to $129,000 on an average balance of $8.7 million for the same period one year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $129,000, the provision for loan losses for the quarter ended March 31, 2002, was $70,000 above the same quarter in 2001. The need for additional provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio coupled with the present volatile economic climate. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $349,000 for the quarter ended March 31, 2002, compared to $275,000 for the same period the preceding year, an increase of 26.9%. Net gains on loan sales, which increased $46,000 to $119,000 for the quarter ended March 31, 2002, accounted for the majority of the increase. In addition, the most recent quarter included $20,000 of fee revenue for ATM usage that had been netted against ATM expenses in prior quarters.

     NONINTEREST EXPENSE. Total noninterest expense increased $69,000 or 5.3% from $1.3 million for the quarter ended March 31, 2001, to $1.4 million for the most recent quarter. Relative to average assets, noninterest expenses increased slightly from an annualized 2.93% to 3.04%.

     Salaries and employee benefits totaled $817,000 during the quarter ended March 31, 2002, compared to $744,000 during the same period in 2001. The 9.8% increase was attributed primarily to compensation, pension plan contributions, and medical insurance premiums. Other noninterest expense increased 5.2% from $345,000 for the quarter ended March 31, 2001, to $363,000 for the same period in 2002. The increase was due, in part, to the aforementioned change in accounting for ATM fee revenue.

     INCOME TAXES. Total income tax expense was $70,000 for the quarter ended March 31, 2002, compared to $58,000 for the same period in 2001. Effective tax rates for the quarters ended March 31, 2002 and 2001 approximated 25.1% and 26.9%, respectively.


COMPARISON  OF OPERATING  RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2002,  AND
2001

     GENERAL. At $859,000, net income for the nine months ended March 31, 2002, was $109,000 or 14.5% more than the $750,000 for the nine months ended March 31, 2001. This change was primarily attributable to increased net interest income. The Company's average interest rate spread increased to 2.88% for the nine months ended March 31, 2002, from 2.50% for the nine months ended March 31, 2001. As a result of its acquisitions and branch growth that occurred in November 2000, the Company also had a larger level of average interest-earning assets in fiscal 2002 compared to last year. The return on average assets was 0.62% for the nine months ended March 31, 2002, compared to 0.65% for the same period during in fiscal year 2001. The return on average equity improved to 3.66% for the nine months ended March 31, 2002, compared to 2.86% for the same period the preceding year.

     NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2002, increased $562,000 to $4.2 million from $3.7 million for the same period ended March 31, 2001.

     The increase in net interest income was due to a $698,000 increase in total interest income from $8.2 million for the nine months ended March 31, 2001, to $8.9 million for the same period this year. Interest income from loans increased $1.5 million while interest income from investment securities and deposits from other financial institutions decreased $822,000. Average loans outstanding increased from $79.7 million with an average yield of 8.39% for the nine months ended March 31, 2001, to $109.5 million with an average yield of 7.96% for the same period this year. The reduced earnings from investment securities were due primarily to lower returns on reinvestments of maturing instruments. Consequently, the average yield on investment securities decreased from 6.89% for the nine months ended March 31, 2001, to 5.89% for the same period in fiscal year 2002. Similarly, the yield on deposits with financial institutions fell from 6.34% to 2.62% for the comparative periods.

     The increase in interest income was partially offset by a $137,000 increase in interest expense from $4.5 million during the nine months ended March 31, 2001, to $4.7 million for the nine months ended March 31, 2002. This increase was partly the result of average deposits increasing from $109.8 million for the nine months ended March 31, 2001, to $125.5 million for the nine months ended March 31, 2002. The average cost of those deposits declined from 5.09% to 3.85% for the same respective periods. In addition, interest expense on borrowings from the Federal Home Loan Bank was $989,000 through the first three quarters of fiscal 2002 compared to $294,000 for the same period one year ago on average borrowings of $24.1 million and $6.2 million, respectively.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $289,000, the provision for loan losses for the nine months ended March 31, 2002, was $49,000 below the same period the preceding year. The need for further provisions reflects the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio coupled with the present volatile economic climate. These factors contributed to net charge-offs increasing from an annualized 0.14% of average loans for the three quarters ended March 31, 2001, to 0.22% for the same period in fiscal 2002. The level of provisions needed is based on a consistently applied methodology that considers historical loss experience, delinquency trends, and present economic conditions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. At $1.2 million, noninterest income increased $50,000 for the nine months ended March 31, 2002, compared to the same period the preceding year. However, the prior year total included a one-time pre-tax gain of $389,000 on the sale of property that had been held for possible future branch expansion. Construction of a new branch was no longer needed upon the purchase of an Old National Bank branch in close proximity to the site. The Company also recognized gains on sales of mortgage and nonmortgage loans totaling $565,000 for the nine months ended March 31, 2002, compared to $341,000 for the same period in fiscal 2001. During these same periods, service charges on deposit accounts grew to $304,000 from $154,000. Much of this increase is associated with the substantial number of demand accounts added from the branch acquisitions in November 2000. Other noninterest income increased $56,000 between the comparative nine-month periods due primarily to delinquency and service fees on loans.

     NONINTEREST EXPENSE. Total noninterest expense increased from $3.4 million for the nine months ended March 31, 2001, to $4.0 million for the same period in fiscal 2002, an increase of $559,000. Salaries and employee benefits totaled $2.4 million during the nine months ended March 31, 2002, which was $421,000 higher than the $2.0 million recorded during the same period a year earlier. The rise is due principally to increased staffing levels associated with the commencement of commercial lending and the operation of three new branches, all added in November 2000.

     Data processing expenses increased $25,000 to $169,000 for the nine months ended March 31, 2002, compared to $144,000 for the same period in fiscal 2001. This change was due largely to costs related to new customers and accounts gained from the aforementioned branch expansion. Net occupancy and equipment expenses grew an aggregate $24,000 between the comparative periods as First Federal operated only four locations for much of the nine-month period ended March 31, 2001, compared to the seven full-service branch offices in operation throughout fiscal 2002.

     Other noninterest expense increased $87,000 to $945,000 during the nine months ended March 31, 2002, compared to $858,000 during the same period in fiscal 2001. The most notable change was the $123,000 amortization of intangible assets for nine months ended March 31, 2002, as opposed to $57,000 a year ago. The prior year amount represented only four months of amortization. In addition, item processing expenses rose $15,000 due to the number and characteristics of the accounts acquired in the branch purchases. Conversely, professional fees were $30,000 lower during the first three quarters of fiscal 2002 compared to the same period in fiscal 2001.

     INCOME TAXES. Total income tax expense was $335,000 for the nine months ended March 31, 2002, compared to $342,000 for the same period in fiscal 2001. The effective tax rates for the nine-month periods ended March 31, 2002 and 2001 were 28.1% and 31.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2002, cash and cash equivalents totaled $12.6 million, or 7.0% of total assets. Also, $3.0 million of investment securities mature within 12 months. At the same time, First Federal had commitments to fund loans, including loans in process, of $2.3 million.

     Certificates of deposit scheduled to mature in one year or less totaled $45.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal.
Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $17.0 million remaining available to it under its borrowing arrangement with the FHLB as of March 31, 2002.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2002, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              -------------------- ------------------------- -------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                              --------- ---------- ------------ ------------ ------------ ------------
                                                                      (Dollars in Thousands)
As of March 31, 2002 (unaudited)
   Total capital (to risk weighted assets)     $24,243    22.31%      $8,693       8.00%       $10,866      10.00%
   Tier I capital (to risk weighted assets)     23,469    21.60        4,346       4.00          6,519       6.00
   Tier I capital (to adjusted total assets)    23,469    13.33        7,043       4.00          8,803       5.00

As of June 30, 2001
   Total capital (to risk weighted assets)     $24,960    24.01%      $8,315       8.00%        10,394      10.00%
   Tier I capital (to risk weighted assets)     24,299    23.38        4,157       4.00          6,236       6.00
   Tier I capital (to adjusted total assets)    24,299    14.07        6,907       4.00          8,634       5.00



     On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. The repurchase is being undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase program generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. To this end, First Federal paid a $2.1 million cash dividend to the Company. As the table above demonstrates, First Federal's capital ratios, even after payment of the dividend, far exceeded the standards for well-capitalized institutions pursuant to 12 CFR Part 565. Furthermore, First Federal's liquidity position remains strong.

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


                         FIRST BANCORP OF INDIANA, INC.


Dated: May 13, 2002               By:  /s/ Harold Duncan
                                  ----------------------------------------------
                                  Harold Duncan
                                  Chief Executive Officer and
                                  Chairman of the Board
                                  (principal executive officer)

Dated: May 13, 2002               By:  /s/ George J. Smith
                                  ----------------------------------------------
                                  George J. Smith
                                  Treasurer
                                  (principal financial and accounting officer)