Form 10KSB
period 2002-06-30
FIRST BANCORP OF INDIANA INC
filed 2002-09-30
CIK 1074543

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For  the Fiscal Year Ended June 30, 2002


[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For  the transition period from                     to
                                    ------------------      --------------------

                         Commission File Number: 0-29814


                         FIRST BANCORP OF INDIANA, INC.
                 (Name of small business issuer in its charter)

         Indiana                                                 35-2061832
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

2200 West Franklin Street, Evansville, Indiana                         47712
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number: (812) 423-3196
          Securities registered Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

     The issuer's revenues for its most recent fiscal year were $13,330,221.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $22.5 million, based upon the closing price of $15.16 as quoted on the Nasdaq National Market for September 16, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

     As of September 16, 2002, the issuer had 1,651,490 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB


Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                                       INDEX

                                                                                                               Page

PART I

Item 1.     Description of Business...............................................................................3

Item 2.     Description of Property..............................................................................25

Item 3.     Legal Proceedings....................................................................................25

Item 4.     Submission of Matters to a Vote of Security Holders..................................................25


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.............................................26

Item 6.     Management's Discussion and Analysis or Plan of Operation............................................27

Item 7.     Financial Statements.................................................................................37

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................37


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
            of the Exchange Act..................................................................................37

Item 10.    Executive Compensation...............................................................................37

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......38

Item 12.    Certain Relationships and Related Transactions.......................................................38

Item 13.    Exhibits and Reports on Form 8-K.....................................................................39


SIGNATURES

     This Annual Report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake -- and we specifically disclaim any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                     PART I

Item 1. DESCRIPTION OF BUSINESS

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

     First Federal operates as a community-oriented financial institution. First Federal is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). First Federal's deposits have been federally insured by the FDIC since 1934 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). First Federal has been a member of the Federal Home Loan Bank ("FHLB") System since 1934.

Market Area and Competition

     First Federal conducts its operations through seven offices located in the Evansville, Indiana area. Most of First Federal's depositors live in the areas surrounding its branches, and most of First Federal's loans are made to persons in Evansville and the surrounding counties. Evansville is in the southwest corner of Indiana. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area's largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area's economy is positive.

     First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which First Federal conducts business. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources. Due to its relatively small size, First Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit First Federal's growth in the future.

Lending Activities

     The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.


                                                                         At June 30,
                                             --------------------------------------------------------------------
                                                     2002                    2001                    2000
                                             ---------------------   ---------------------   --------------------
                                                         Percent                 Percent                Percent
                                               Amount    of Total      Amount    of Total     Amount    of Total
                                             ---------- ----------   ---------- ----------   --------- ----------
                                                                    (Dollars in thousands)

Mortgage loans:
   One- to four-family ..................... $ 67,160    55.80%      $ 65,257       59.22%   $ 45,016       66.42%
   Construction ............................    2,959     2.46          4,405        4.00         559        0.83
   Commercial and multi-family .............    4,384     3.64          2,938        2.67          37        0.05
                                              -------   ------        -------      ------      ------      ------
      Total mortgage loans .................   74,503    61.90         72,600       65.89      45,612       67.30
Consumer lines of credit ...................    4,462     3.71          5,895        5.35       1,284        1.89
Savings account loans ......................      181     0.15            369        0.33         200        0.30
Commercial business loans ..................    5,064     4.21          4,415        4.01          --         --
Consumer loans .............................   36,138    30.03         26,910       24.42      20,680       30.51
                                              -------   ------        -------      ------      ------      ------
      Total loans ..........................  120,348   100.00%       110,189      100.00%     67,776      100.00%
                                              -------   ======        -------      ======      ------      ======


Less:
   Undisbursed loan funds ..................    1,369                   2,502                     879
   Net deferred loan fees ..................      214                     208                     124
   Allowance for loan losses ...............      831                     661                     396
                                              -------                 -------                  ------
Net loans .................................. $117,934                $106,818                $ 66,377
                                             ========                ========                ========


     The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled co ntractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.


                                                                         Amount Due
                                                ----------------------------------------------------------------
                                                                           After
                                                            After One      Three       After
                                                              Year         Years     Five Years
                                                   Within    Through      Through     Through    Beyond
                                                  One Year  Three Years   Five Years  10 Years  10 Years   Total
                                                  --------  -----------   ----------  --------  --------   -----
                                                                     (In thousands)

Mortgage loans:
   One- to four-family.........................  $  3,353    $  6,378   $ 6,911    $14,100    $36,418  $ 67,160
   Construction................................       674       1,331        62        195        697     2,959
   Commercial and multi-family.................       288         789     2,208        966        133     4,384
Consumer lines of credit.......................       569       1,179     1,269      1,445         --     4,462
Savings account loans..........................       181          --        --         --         --       181
Commercial business loans......................     1,918       1,485       792        539        330     5,064
Consumer loans.................................     9,684      17,865     8,560         29         --    36,138
                                                    -----      ------     -----    -------    -------    ------

      Total....................................  $ 16,667    $ 29,027   $19,802    $17,274    $37,578  $120,348
                                                  =======     =======   =======    =======    =======  ========


     The following table sets forth, as of June 30, 2002, the dollar amount of all loans due or repricing after June 30, 2003, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.


                                                                                 Floating or
                                                                                 Adjustable
                                                           Fixed-Rate               Rate
                                                          ------------         ------------
                                                                    (In thousands)

Mortgage loans:
   One- to four-family...............................        $54,822              $ 8,987
   Construction......................................          2,066                  220
   Commercial and multi-family.......................          4,096                    -
Consumer lines of credit.............................            383                3,509
Savings account loans................................              -                    -
Commercial business loans............................          2,367                  778
Consumer loans.......................................         26,417                   36
                                                             -------              -------

         Total.......................................        $90,151              $13,530
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

     Residential Real Estate Loans. First Federal offers a variety of fixed and adjustable-rate mortgage loan products. The loan fees charged, interest rates and other provisions of First Federal's mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions. Generally, loans originated by First Federal conform to Fannie Mae underwriting standards. First Federal's fixed-rate loans typically have maturities of 15 to 30 years, although recently 15 to 20 year loans have constituted the largest percentage of originations. First Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. First Federal's adjustable-rate mortgage ("ARM") loans are typically based on a 30-year amortization schedule. Interest rates and payments on First Federal's ARM loans generally are adjusted annually after a specified period ranging from one to ten years to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury index. First Federal may offer ARM loans with initial rates below those which would prevail under the foregoing computation, determined by First Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on First Federal's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after three or more years. First Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by First Federal, including the index for interest rates, may vary from time to time. First Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving First Federal's return on equity objectives by limiting the duration of the initial rate concession.

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

     The retention of ARM loans in First Federal's loan portfolio helps reduce First Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by First Federal may provide, as a marketing incentive, for initial rates of interest below the rates that would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow First Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on ARM loans will be sufficient to offset increases in First Federal's cost of funds.

     While fixed-rate, single-family residential real estate loans are normally originated with 15- to 30-year terms, and First Federal may permit its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in First Federal's loan portfolio contain due-on-sale clauses providing that First Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. First Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2002, First Federal had 14 outstanding construction loans to builders totaling $1.3 million. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2002, First Federal had one such loan outstanding for $10,000.

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

     Commercial and Multi-Family Real Estate Loans. First Federal makes a small amount of commercial and multi-family real estate loans. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is 15 years and the maximum loan amount is $1,000,000.

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

     Commercial Business Loans. First Federal offers a variety of commercial loan products that include term loans for equipment financing, term loans for business acquisitions, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to 5 years and are generally amortized over a 15 year period. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to prime rate as published in The Wall Street Journal. Furthermore, as circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

     In making commercial business loans, First Federal considers a number of factors, including the financial condition of the borrower, the nature of the borrower's business, economic conditions affecting the borrower, First Federal's market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans are generally secured by a variety of collateral, including equipment, inventory and accounts receivable and supported by personal guarantees.

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

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as First Federal, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. First Federal originates automobile loans through approximately 80 automobile dealers in southern Indiana, northwestern Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc. Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

     During the year ended June 30, 2002, First Federal originated and retained for its own portfolio $25.3 million in automobile loans. At June 30, 2002, indirect automobile loans constituted 28.1% of total loans. First Federal has a contractual relationship with another financial institution under which it sells indirect automobile loans on a flow basis for an origination fee of approximately 1.5% of the loan amount. This contract defines the criteria to be satisfied for loans to be eligible for sale to the purchasing institution. First Federal sells all loans with servicing released and without recourse to First Federal. Interest rates are determined by reference to the rate sheet in effect on the date the loan was closed and approved by the financial institution purchasing the loan. Under the terms of its arrangement, First Federal has no minimum or maximum delivery requirements. This eliminates the risk that First Federal will not be able to sell the loans and that an increase in market interest rates will reduce the value of the loans before they can be sold.

     In fiscal year 2002, First Federal sold 47.3% of its indirect automobile loan production and retained the remainder for its own portfolio, increasing its consumer loan portfolio to $36.1 million. The loans sold were primarily the ones with the highest credit quality. The loans retained for First Federal's portfolio generally had a lower credit quality, but with a correspondingly higher interest rate. First Federal intends to continue to sell its high credit quality indirect automobile loan production in the future. First Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

     First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2002, First Federal had $4.0 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $6.4 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

     First Federal makes savings account loans for up to 90% of the depositor's account balance. The interest rate is normally 2.0% or 3.0% above the rate paid on the deposit account, depending on the type of account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable on demand, although interest must be paid every six months.

     Loan Solicitation and Processing. Mortgage loan applicants come through direct solicitation by First Federal's branch managers as well as through referrals by realtors and past and present customers. First Federal does not advertise extensively. All types of loans may be originated and closed in any of First Federal's offices. Loans are serviced from First Federal's main office.

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

     In the past First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. However, other than in connection with branch acquisitions, First Federal has not purchased any loans or loan participations in many years.

     At June 30, 2002, First Federal was servicing loans for others (Fannie Mae) amounting to approximately $19.9 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                               Years Ended June 30,
                                                                     ------------------------------------------
                                                                        2002           2001            2000
                                                                     ----------     -----------     -----------
                                                                                     (In thousands)

Loans originated:
Mortgage loans:
   One- to four-family ...........................................     $ 30,514      $ 22,023        $  9,600
   Construction ..................................................        6,327         2,861           1,761
   Commercial and multi-family ...................................        2,706         3,010              --
Consumer lines of credit .........................................        3,007         2,547           1,399
Savings account loans ............................................          384           777             174
Commercial business loans ........................................        2,421         6,236              --
Consumer loans ...................................................       45,786        34,771          43,670
                                                                       --------      --------        --------

      Total loans originated .....................................       91,145        72,225          56,604

Loans purchased ..................................................           --        24,036              --

Loans sold .......................................................       34,159        29,280          31,215

Loan principal repayments ........................................       36,783        24,601          14,572
Increase (decrease) in other items, net ..........................       (9,087)       (1,939)           (749)
                                                                       --------      --------          ------

Net increase (decrease) in loans receivable ......................     $ 11,116      $ 40,441        $ 10,068
                                                                       ========      ========        ========


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

     Loans are placed on nonaccrual status when they become 90 days past due. Although nonaccrual loans generally are returned to accrual status when they become less than 90 days past due, restructured loans remain on nonaccrual status pending establishment of a satisfactory six month payment history.

     The following table sets forth information with respect to First Federal's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.


                                                                                           At June 30,
                                                                              -------------------------------------
                                                                                2002          2001          2000
                                                                              --------      --------      ---------
                                                                                     (Dollars in thousands)

Loans accounted for on a nonaccrual basis ...................................  $292           $146           $ 85
Accruing loans past due 90 days or more .....................................    --             --             --
                                                                               ----           ----           ----
Nonperforming loans .........................................................   292            146             85
Real estate owned (net) .....................................................    --             --             --
Other repossessed assets ....................................................  $ 17           $ 14             27
                                                                               ----           ----             --

      Total nonperforming assets ............................................  $309           $160           $112
                                                                               ====           ====           ====

Restructured loans ..........................................................    --             --             --

Total loans delinquent 90 days or more to net loans .........................  0.25%          0.14%          0.13%
Total loans delinquent 90 days or more to total assets ......................  0.16%          0.08%          0.07%
Total nonperforming assets to total assets ..................................  0.17%          0.09%          0.09%


     Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2002, First Federal had no real estate owned.

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

     First Federal reviews and classifies its assets on a monthly basis. At June 30, 2002 First Federal classified as substandard $205,000 of loans and no other assets. Assets classified as doubtful totaled $130,000 as of that date, but none were classified loss. At such date First Federal had loans aggregating $530,000 designated as special mention. First Federal had no impaired loans at June 30, 2002 or 2001.

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

     At June 30, 2002, First Federal had an allowance for loan losses of $831,000, which represented 0.70% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.


                                                                               Years Ended June 30,
                                                                     -----------------------------------------
                                                                        2002            2001          2000
                                                                     -----------     ----------    -----------
                                                                              (Dollars in thousands)

Allowance at beginning of period ...................................   $ 661            $ 396          $ 274
Provision for loan losses ..........................................     404              443            184
Recoveries .........................................................       6                6             19
Charge-offs ........................................................    (240)            (184)           (81)
                                                                        ----            -----          -----

Net charge-offs ....................................................     234              178             62
                                                                       -----            -----          -----

   Allowance at end of period ......................................   $ 831            $ 661          $ 396
                                                                       =====            =====          =====

Ratio of allowance to total loans
   outstanding at the end of the period ............................    0.70%            0.62%          0.59%

Ratio of net charge-offs to average loans
   outstanding during the period ...................................    0.21%            0.21%          0.10%

Allowance for loan losses to nonperforming loans ...................  284.59%          452.74%        465.88%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                                                                             At June 30,
                                                   ---------------------------------------------------------------
                                                          2002                  2001                  2000
                                                   -------------------- --------------------- --------------------
                                                                % of                 % of                  % of
                                                              Loans in             Loans in              Loans in
                                                                Each                 Each                  Each
                                                              Category             Category              Category
                                                              to Total             to Total              to Total
                                                    Amount     Loans     Amount      Loans     Amount     Loans
                                                   --------  ---------- --------- ----------- --------- ----------
                                                                       (Dollars in thousands)

Mortgage loans...................................    $398       58.26%     $355       63.22%     $225      67.30%
Consumer and other loans.........................     363       33.89       261       30.10       171      32.70
Commercial loans.................................      70        7.85        45        6.68        --        N/A
Unallocated......................................       -         N/A        --         N/A        --        N/A
                                                     ----      ------      ----      ------      ----     ------
   Total allowance for loan losses...............    $831      100.00%     $661      100.00%     $396     100.00%
                                                     ====      ======      ====      ======      ====     ======

Investment Activities

     First Federal is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank-Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like First Federal are also required to maintain an investment in Federal Home Loan Bank stock.

     First Federal must categorize its investments as "held to maturity," "trading" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if First Federal has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. First Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     First Federal's management determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include First Federal's liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on First Federal's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Board of Directors must ratify all investments up to $3 million and must provide its prior approval for any investments above such amount.

     First Federal purchases investments to provide necessary liquidity for day-to-day operations and to manage First Federal's interest rate risk and overall credit risk profile. In recent years, First Federal has purchased mortgage-backed and related securities when investable funds exceed loan demand.

     First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 15.7% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 2002, 29.2% of First Federal's mortgage-backed securities were adjustable rate and 70.8% were fixed rate.

     Of First Federal's $37.4 million mortgage-backed securities portfolio at June 30, 2002, $8.6 million had contractual maturities within ten years and $28.8 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     A portion of First Federal's investment portfolio may consist of corporate securities and commercial paper. First Federal's investment policy requires that such investments have one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor's or Moody's. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of First Federal's investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of the issuer's business. First Federal purchased corporate obligations, most of which have fixed interest rates, because they offered a yield higher than that available for U.S. Government agency obligations of similar duration.

     The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.


                                                                                At June 30,
                                                                   --------------------------------------
                                                                     2002           2001           2000
                                                                   ---------      --------       --------
                                                                               (In thousands)

Available for sale:
U.S. Government agency obligations ............................       $    --      $ 1,023       $ 1,001
Corporate obligations .........................................           440          920         1,245
Mortgage-backed securities ....................................         2,374        4,980         6,295
                                                                        -----        -----         -----
   Total available for sale ...................................         2,814        6,923         8,541

Held to maturity:
U.S. Government agency obligations ............................            --        2,000         8,000
Collateralized auto obligations ...............................            --           --            --
Corporate obligations .........................................            --        2,013         2,113
Mortgage-backed securities ....................................        34,988       32,544        25,596
Commercial paper ..............................................            --        3,493         2,783
                                                                       ------        -----         -----
   Total held to maturity .....................................        34,988       40,050        38,492
                                                                       ------       ------        ------
      Total ...................................................       $37,802      $46,973       $47,033
                                                                      =======      =======       =======



     At June 30, 2002, First Federal held no securities by an issuer where the aggregate book value of the securities exceeded 10% of the equity capital of First Federal, except for securities issued by the U.S. Government or U.S. Government agencies and corporations.

     The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 2002. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                                     More Than           More Than
                                                One Year              One to             Five to            More Than
                                                 or Less             Five Years          Ten Years           Ten Years
                                             --------------------  ------------------  ------------------  ------------------
                                                  Amount      Yield    Amount     Yield    Amount     Yield     Amount    Yield
                                                ---------  ---------  -------  ---------  -------  ---------  --------  --------
                                                               (Dollars in thousands)
Available for sale:
U.S. Government agency
   obligations .............................   $    --         --%    $  --        --%  $   --        --%     $    --       --%
Corporate obligations ......................        --         --       440      3.29%      --        --           --       --
Mortgage-backed securities .................        --         --        --        --      348      7.63        2,026     7.77
                                               -------       ----     -----      ----    -----      ----       ------     ----
   Total available for sale ................   $    --         --%    $ 440      3.29%  $  348      7.63%     $ 2,026     7.77%
                                               =======       ====     =====      ====  =======      ====      =======     ====
Held to maturity:
U.S. Government agency
   obligations .............................   $    --         --%    $  --        --%  $   --        --%     $    --       --%
Corporate obligations ......................        --         --        --        --       --        --           --       --
Mortgage-backed securities .................        25       6.66       302      7.29    7,935      4.60       26,726     6.25
Commercial paper ...........................        --         --        --        --       --        --           --       --
                                               -------       ----     -----      ----    -----      ----       ------     ----
   Total held to maturity ..................        25       6.66     $ 302      7.29    7,935      4.60       26,726     6.25
                                               -------       ----     -----      ----    -----      ----       ------     ----
         Total .............................   $    25       6.66%    $ 742      4.92% $ 8,283      4.73%     $28,752     6.36%
                                               =======       ====     =====      ====  =======      ====      =======     ====


     The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.


                                                               At June 30, 2002
                                                       -------------------------------
                                                                          Floating or
                                                         Fixed            Adjustable
                                                         Rates               Rates
                                                       ----------        -------------
                                                              (In thousands)
Available for sale:
   U.S. Government agency obligations ................ $    --           $    --
   Corporate obligations .............................      --                --
   Mortgage-backed securities ........................   2,264               550
                                                        ------             -----
      Total available for sale .......................   2,264               550
Held to maturity:
   U.S. Government agency obligations ................      --                --
   Corporate obligations .............................      --                --
   Mortgage-backed securities ........................  24,513            10,475
   Commercial paper ..................................      --                --
                                                        ------            ------
      Total held to maturity .........................  24,513            10,475
                                                        ------            ------
            Total investment securities .............. $26,777           $11,025
                                                       =======           =======


Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from Federal Home Loan Bank-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2002.

     Deposit Accounts. Substantially all of First Federal's depositors are residents of the State of Indiana. Deposits are attracted from within First Federal's market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, First Federal considers current market interest rates, profitability to First Federal, matching deposit and loan products and its customer preferences and concerns. First Federal generally reviews its deposit mix and pricing weekly. In recent years, First Federal has offered some of the highest deposit rates in its market area in order to compete with larger financial institutions that provide a wider range of products and services. First Federal has expanded its checking account program as a means of attracting lower cost funding.

     The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2002. Jumbo certificates of deposit represent minimum deposits of $100,000.


Maturity Period                                         Amount
----------------                                    ---------------
                                                    (In thousands)

Three months or less....................              $ 1,689
Over three through six months...........                  945
Over six through twelve months..........                  902
Over twelve months......................                4,950
                                                      -------
      Total.............................              $ 8,486
                                                      =======

     The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.


                                             At June 30,
                                -------------------------------------
                                  2002          2001          2000
                                ---------     ---------     ---------
                                           (In thousands)


0.00 - 1.99%.................     $11,220       $    --       $    --
2.00 - 2.99%.................      10,870            --            --
3.00 - 3.99%.................      15,620         4,228           220
4.00 - 4.99%.................      20,615        14,816        12,101
5.00 - 5.99%.................      10,511        27,896        35,581
6.00 - 6.99%.................       8,752        32,625        16,278
7.00 - 7.99%.................         399         8,483           588
8.00 - 8.99%.................          --            --             9
                                  -------       -------       -------
      Total..................     $77,987       $88,048       $64,777
                                  =======       =======       =======

     The following table sets forth the amount and maturities of time deposits at June 30, 2002.


                                                Amount Due
                            ---------------------------------------------------
                              Less      One -     Two -     Three -    After
                              Than       Two      Three      Four       Four
                            One Year    Years     Years      Years     Years
                            --------- -------------------- --------- ----------
                                              (In thousands)


0.00 - 1.99% ...............  $10,871  $   349    $    --    $    --  $    --
2.00 - 2.99% ................   6,035    4,835         --         --       --
3.00 - 3.99% ...............      744    6,923      7,345        233      375
4.00 - 4.99% ...............    7,899    8,738      2,866        422      690
5.00 - 5.99% ...............    4,330    1,469      3,306        520      886
6.00 - 6.99% ...............    8,098      280        234        140       --
7.00 - 7.99% ...............      247      128         24         --       --
----   ----                   -------   ------    -------    -------  --------
      Total ................  $38,224  $22,722    $13,775    $ 1,315  $ 1,951
                              =======  =======    =======    =======  =======

     The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.


                                                                          At June 30,
                                      ----------------------------------------------------------------------------------
                                                  2002                           2001                           2000
                                      ------------------------------- -----------------------------  -------------------
                                                 Percent                        Percent                         Percent
                                                   of      Increase/              of      Increase/               of
                                       Amount    Total     Decrease    Amount    Total    Decrease     Amount    Total
                                      ---------  --------  ---------- ---------  --------  --------  ---------  --------
                                                                             (Dollars in thousands)
Demand deposits ...................  $ 29,298      24.43%  $2,707    $ 26,591     20.97%  $ 14,395    $ 12,196     14.18%
Savings deposits ..................    12,630      10.53      472      12,158      9.59      3,157       9,001     10.47
Certificates which mature:
   Within 1 year ..................    38,224      31.88  (28,809)     67,033     52.87     33,477      33,556     39.03
   After 1 year, but within
      2 years .....................    22,722      18.95    6,657      16,065     12.67     (8,179)     24,244     28.20
   After 2 years, but within
     5 years ......................    16,654      13.89   12,119       4,535      3.58     (2,161)      6,696      7.79
   Certificates maturing ..........
      thereafter ..................       387       0.32      (28)        415      0.32        134         281      0.33
                                     --------     ------    -----      ------     ------   -------     -------   -------
         Total ....................  $119,915     100.00% $(6,882)   $126,797    100.00%  $ 40,823    $ 85,974    100.00%
                                     ========     ======  =======    ========    ======   ========    ========   =======


     The following table sets forth the deposit activities of First Federal for the periods indicated.


                                                        Years Ended June 30,
                                              ----------------------------------------
                                                 2002           2001           2000
                                              ----------     ----------     ----------
                                                           (In thousands)


Beginning balance ...........................  $ 126,797     $  85,974     $  86,722
Net increase (decrease) before
   interest credited ........................    (11,899)       35,455        (3,439)
Interest credited ...........................      5,017         5,368         2,691
                                               ---------     ---------     ---------
Net increase (decrease) in deposits .........     (6,882)       40,823          (748)
                                               ---------     ---------     ---------
Ending balance ..............................  $ 119,915     $ 126,797     $  85,974
                                               =========     =========     =========




     Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the Federal Home Loan Bank-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2002, First Federal had remaining borrowing capacity of $15.0 million based on available collateral.

     The following table sets forth certain information regarding First Federal's use of Federal Home Loan Bank advances during the periods indicated.


                                                                   Years Ended June 30,
                                                         ----------------------------------------
                                                            2002          2001           2000
                                                         -----------   -----------    -----------
                                                                  (Dollars in thousands)
Maximum balance at any month end .......................  $30,000       $15,000         $ 5,000
Average balance ........................................   24,973         8,397           2,404
Period end balance .....................................   30,000        15,000           5,000
Weighted average interest rate:
   At end of period ....................................     5.13%         5.74%           6.47%
   During the period ...................................     5.42%         6.09%           6.53%


Personnel

     As of June 30, 2002, First Federal had 64 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

     First Bancorp's sole subsidiary is First Federal. First Federal has one subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2002, First Federal's equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generates low-income housing credits of approximately $73,000 per year. The service corporation recently has acquired a minority interest in a local title company.


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, First Bancorp is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the FHLB System and, with respect to deposit insurance, of the SAIF managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain of the regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Bancorp.

Holding Company Regulation

     First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as First Bancorp, so long as First Federal continues to comply with a qualified thrift lender test. Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under
Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the OTS 30 days before declaring any dividend to First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of First Bancorp. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of First Bancorp's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of First Bancorp. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets. Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     Insurance of Deposit Accounts. First Federal is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.79 basis points of assessable deposits.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2002, First Federal's limit on loans to one borrower was $3.7 million, and First Federal's largest aggregate outstanding balance of loans to one borrower was $1.2 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2002, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

FHLB System

     First Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement with an investment in FHLB stock at June 30, 2002 of $1.5 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, First Federal's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

     The Federal Reserve Board ("FRB") regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2002 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34%. Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if First Federal makes a non- dividend distribution to First Bancorp, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. First Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of First Bancorp.


Name                              Age (1)     Position
-------                          ---------    ---------

Harold Duncan.....................  61        President, Chief Executive Officer
                                              and Chairman of the Board
Michael H. Head...................  44        Vice President
George J. Smith...................  46        Treasurer

--------------------------------
(1)  As of June 30, 2002

     The following table sets forth certain information regarding the executive officers of First Federal.


 Name                             Age (1)     Position
-------                         ---------     ---------


Harold Duncan...................    61     Chief Executive Officer
Michael H. Head.................    44     President and Chief Operating Officer
Kirby W. King...................    48     Executive Vice President
George J. Smith.................    46     Senior Vice President and Chief
                                           Financial Officer
Monica L. Stinchfield...........    46     Senior Vice President
Larry J. Northenor..............    52     Senior Vice President
Dale Holt.......................    48     Senior Vice President
Richard S. Witte................    49     Vice President
Christopher Viton...............    39     Vice President

--------------------------------
(1)  As of June 30, 2002

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

     George J. Smith joined First Bancorp and First Federal in July 2001 as Treasurer of First Bancorp and Senior Vice President and Chief Financial Officer of First Federal. Previously, he was employed by the OTS for 15 years in financial analyst and examiner positions. In addition, Mr. Smith has served in the United States Army Reserve since 1985 following eight years on active duty.

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

ITEM 2. DESCRIPTION OF PROPERTY

     First Federal currently conducts its business through its seven full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. The net book value of the land, buildings, furniture, fixtures and equipment owned by First Federal was $3.0 million as of June 30, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     First Bancorp's common stock is listed on the Nasdaq National Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 409 stockholders of record as of September 16, 2002. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each of the fiscal quarter's in the years ended June 30, 2001 and 2002.


                                            High              Low           Dividends
                                         -----------      -----------     -------------
Fiscal 2001:
    First Quarter...................     $11.3750         $10.4375           $0.08
    Second Quarter..................      11.7500          10.6250            -
    Third Quarter...................      15.0000          11.5625            0.10
    Fourth Quarter..................      16.0468          12.2968            -
Fiscal 2002:
    First Quarter...................     $14.4900         $12.2500           $0.12
    Second Quarter..................      13.5000          12.4500            -
    Third Quarter...................      14.0000          13.0200            0.15
    Fourth Quarter..................      15.1400          13.3000            -


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of First Bancorp. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Overview

     Income

     First Bancorp generates two sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income - which is the income that First Bancorp earns on is loans and investments - and interest expense - which is the interest that First Bancorp pays on its deposits and borrowings.

     First Bancorp's second source of pre-tax income is noninterest income. This includes fee income - the compensation we receive from providing products and services - and gain on the sale of loans. Most of First Bancorp's fee income comes from service charges and overdraft fees. Other items of noninterest income include the increase in the cash surrender value of life insurance polices.

     First Bancorp may occasionally recognize gain or loss as a result of the sale of investment securities or foreclosed real estate. These gains and losses are not a regular part of First Bancorp's income.

     Expenses

     The expenses First Bancorp incurs in operating its business consist of salaries and employee benefits, occupancy and equipment expenses, deposit insurance premiums, data processing fees and other miscellaneous expenses.

     Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, as well as expenses for retirement and other employee benefits.

     Occupancy and equipment expenses, the fixed and variable costs of building and equipment, consist of primarily of depreciation of property and equipment, lease payments, real estate taxes, maintenance and insurance.

     Deposit insurance premiums are calculated as a percentage of assessable deposits. Data processing fees depend on the number of accounts and transaction volume.

     Other expenses consist of professional fees, advertising and other miscellaneous operating expenses.

Operating Strategy

     First Federal's strategy is to operate as an independent, community-oriented financial institution dedicated to meeting the financing needs of consumers and small businesses in its market area. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on increasing its mortgage loan, consumer loan and loan servicing portfolios. It also includes continued maintenance of a substantial investment portfolio of U.S. government and agency securities and investment grade mortgage-backed securities and deposit growth to support the growth in loans and investments.

Comparison of Financial Condition at June 30, 2002 and June 30, 2001

     Total consolidated assets grew $7.6 million, or 4.3%, to $183.2 million at June 30, 2002, from $175.6 million at June 30, 2001. This growth occurred primarily in the loan portfolios and more than offset reduced investment securities. Advances from the Federal Home Loan Bank (FHLB) of Indianapolis funded the asset growth and net deposit outflow.

     Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the FHLB, increased $2.4 million, or 22.9%, to $12.9 million at June 30, 2002, from $10.5 million at June 30, 2001. Total investment securities, including certificates of deposit in other financial institutions, decreased $8.9 million to $38.4 million at June 30, 2002, from $47.3 million at the preceding fiscal year end. The investment portfolio, which consists largely of mortgage pool securities issued and guaranteed by government sponsored enterprises, experienced significant principal prepayments during fiscal 2002. As a result, First Bancorp purchased $15.0 million of mortgage pool securities during fiscal 2002.

     Net loans grew $11.1 million, or 10.4%, to $117.9 million at June 30, 2002, from $106.8 million at June 30, 2001. Consumer loans, including those secured by savings accounts, were responsible for $9.0 million of the increase with mortgage loans, net of loans-in-process and deferred fees, and commercial loans contributing $3.0 million and $649,000, respectively. During the same period, the disbursed portion of consumer lines-of-credit decreased $1.4 million. Although First Federal continues to be a strong mortgage lender, the consumer lending operation has contributed significantly to loan originations in recent years. First Federal originated $43.8 million of indirect automobile loans in fiscal 2002 of which $23.1 million were retained First Federal's portfolio. This 52.7% retention rate for indirect automobile loan production was higher than in past years due in part to excess funds provided from the large principal payments in the investment and mortgage loan portfolios. Management intends to continue selling 40% - 60% of indirect automobile loan production.

     The allowance for loan losses increased to $831,000 at June 30, 2002, from $661,000 at June 30, 2001. Relative to total loans, the allowance for loan losses increased to 0.70% at the end of fiscal 2002 from 0.62% a year earlier. At the same time, nonperforming assets, including $17,000 of repossessed assets, increased to $309,000 from $160,000. The ratio of the allowance for loan losses to total nonperforming loans was 284.6% at June 30, 2002, compared to 452.7% at June 30, 2001.

     Federal Home Loan Bank stock increased to $1.5 million at June 30, 2002, from $885,000 a year earlier. The increase was required based on additional advances obtained during the year. Other assets increased 58.7% to $7.3 million at June 30, 2002, from $4.6 million at June 30, 2001. This increase was attributed primarily to bank- owned life insurance purchased in conjunction with a supplemental executive retirement program.

     Total deposits decreased $6.9 million, or 5.4%, to $119.9 million at June 30, 2002, from $126.8 million at June 30, 2001. This change consisted of a $10.1 million outflow of certificate accounts partially offset by $3.2 million growth in demand and savings accounts. Borrowings from the FHLB increased to $30.0 million at June 30, 2002, from $15.0 million at June 30, 2001. The proceeds from these borrowings were used to fund the simultaneous purchase of investment securities in transactions intended to leverage First Bancorp's strong capital position.

     First Bancorp's $1.2 million of net income notwithstanding, total stockholders' equity decreased $96,000 to $31.3 million at June 30, 2002, from $31.4 million at June 30, 2001. A major component of the decline was the 94,620 shares of First Bancorp stock repurchased in fiscal 2002 at a total cost of $1.3 million. During the same period First Bancorp reissued 13,055 shares on the exercise of options at an average price of $9.13 per share. First Bancorp also paid semiannual dividends totaling $476,000. In addition, the allocation of ESOP shares and vesting of restricted stock awards added $202,000 and $157,000, respectively, to stockholders' equity. Finally, the unrealized gain on the portfolio of available-for-sale securities, adjusted for deferred taxes, declined $19,000.

Comparison of Operating Results for the Years Ended June 30, 2002 and 2001

     General. First Bancorp recorded net income of $1.2 million for the year ended June 30, 2002, an increase of $6,000, or 0.5%, from the previous year. Net interest income increased substantially in fiscal 2002 offsetting lower noninterest income and higher operating expenses. Noninterest income decreased in fiscal 2002 because of two significant nonrecurring items that were recognized during the preceding fiscal year. The return on average assets was 0.63% for fiscal 2002 compared to 0.72% for the preceding year. The return on average equity improved to 3.72% for fiscal 2002 compared to 3.38% in fiscal 2001. Net Interest Income. First Bancorp generated net interest income of $5.7 million in the year ended June 30, 2002, which represents a $787,000 or 16.1% increase from the year ended June 30, 2001.

     Interest income increased $410,000 to $11.7 million for the year ended June 30, 2002, compared to $11.3 million for the year ended June 30, 2001. Interest income from loans, which climbed to $8.7 million in fiscal 2002 from $7.1 million in fiscal 2001, accounted for most of the change. Loans outstanding averaged $111.3 million with an average yield of 7.85% in fiscal 2002 compared with an average balance of $85.3 million and an average yield of 8.36% in fiscal 2001. The large variance in average loans over the past two fiscal years was attributed largely to the purchase of two branch offices in November 2000. Conversely, interest income on investment securities, institutional deposits and miscellaneous investments decreased $759,000, $441,000, and $2,000, respectively, primarily as a result of lower market interest rates.

     Interest expense decreased $377,000 to $6.0 million for the year ended June 30, 2002, from $6.4 million for the year ended June 30, 2001. The balance of deposits averaged $124.1 million in fiscal 2002 compared to $115.1 million in fiscal 2001, and the average cost of those deposits declined to 3.67% from 5.03% for the respective periods. In addition, the average cost of FHLB advances dropped to 5.42% on an average balance of $25.0 million during fiscal 2002 from 6.09% on an $8.4 million average balance in the preceding fiscal year. Lower market interest rates was the primary reason for the lower cost of funds.

     Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The provision for loan losses was $404,000 for the year ended June 30, 2002, compared to $443,000 for the preceding year. During fiscal 2002, First Bancorp allocated $43,000 of the provisions for mortgage loans, $336,000 for consumer loans, and $25,000 for commercial non-mortgage loans.

     The provision for the year ended June 30, 2002, reflects the continued growth of the consumer loan portfolio. As noted above, this portfolio, which consists largely of automobile loans, grew $9.0 million in fiscal 2002, representing 81.1% of net loan growth. Management also considered the rising charge-off trend in determining the proper level of provisions. Net charge-offs for the year ended June 30, 2002, were $234,000 compared to $178,000 for the previous fiscal year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     Noninterest Income. Noninterest income totaled $1.6 million for the year ended June 30, 2002, compared to $1.9 million for the preceding fiscal year, a decline of $295,000 or 15.5%. However, the fiscal 2001 total included two significant nonrecurring items, $408,000 of proceeds from a life insurance policy and a $388,000 gain on the sale of land. Net gains on loan sales grew to $734,000 in fiscal 2002 from $473,000 last year. In addition, service charges related to deposit accounts rose 53.4% in fiscal 2002 to $379,000 from $247,000. Much of the increase was attributed to the large number of transaction accounts acquired with the two branches purchased in November 2000.

     Noninterest Expense. Total noninterest expense increased to $5.3 million in fiscal 2002 from $4.9 million in fiscal 2001, an increase of $445,000 or 9.1%. Salaries and employee benefits totaled $3.2 million for the year ended June 30, 2002, $298,000 above the $2.9 million recorded in fiscal 2001. The latter amount included $165,000 of accelerated post-retirement benefits due to the death of a senior officer. Much of the variance in routine salaries and employee benefits between the two most recent fiscal years was attributed to the branch expansion and the establishment of a commercial loan department. These events occurred in or around November 2000 and, as such, associated expenses were incurred for a full twelve months in fiscal 2002 versus approximately eight months during the preceding fiscal year. Upon completing one year of qualifying service, employees are eligible for enrollment in First Bancorp's pension plan. Company contributions to this plan totaled $166,000 in fiscal 2002 compared to $114,000 in fiscal 2001. Medical insurance premiums and employer FICA payments increased $33,000 and $20,000, respectively, for the year ended June 30, 2002, compared to the same period in 2001.

     Equipment expense decreased $20,000, or 6.6%, to $284,000 for the year ended June 30, 2002, from $304,000 for the year ended June 30, 2001. The largest components of the change were a $32,000 reduction in software licensing expenses partially offset by a $17,000 increase in depreciation expense. Depreciation expenses were also primarily responsible for the net occupancy expense increasing $29,000, or 11.7%, to $276,000 in fiscal 2002 from $247,000 in fiscal 2001. The higher equipment and occupancy depreciation expenses were attributed largely to the addition of the three new branches.

     Data processing expenses increased $32,000 to $229,000 in fiscal 2002 from $197,000 in fiscal 2001. The added branches along with normal price increases were responsible for the change.

     Other noninterest expense increased to $1.3 million for the year ended June 30, 2002, from $1.2 million in fiscal 2001, an increase of $106,000 or 8.8%. The most significant change occurred in the amortization of goodwill and the core deposit premium from the branch purchases. In fiscal 2001 First Bancorp recognized $100,000 of amortization expenses over the seven months after the November 2000 acquisitions, whereas $162,000 was expensed in the 12 months ended June 30, 2002. Telecommunication expenses, which include telephone, networking and internet services, increased to $89,000 in fiscal 2002 from $41,000 the preceding fiscal year. Installation of a wide area network in late 2000 to accommodate the branch expansion accounted for a significant portion of the increased telecommunication expenses.

     Income Tax Expense. Total income tax expense was $454,000 in fiscal 2002 compared to $374,000 in 2001. Effective tax rates for the two fiscal years were 28.1% and 24.4%, respectively. Effective tax rates for both years are below statutory rates due, in part, to tax credits from investments in low income housing projects and changes in the cash surrender values of company-owned life insurance policies. The substantially lower effective tax rate in fiscal 2001 was attributable to the aforementioned receipt of life insurance proceeds.

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

     The higher provision for the period ended June 30, 2001, reflected the substantial growth in First Federal's mortgage and consumer loan portfolios, as well as production from the new commercial loan department. Respectively, these portfolios increased $26.7 million, $6.4 million, and $7.3 million during fiscal 2001. In addition, a rising charge-off trend also prompted management to increase the provision. Net charge-offs for the year ended June 30, 2001, were $178,000 compared to $62,000 for the prior year.

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

     Income Tax Expense. Total income tax expense was $374,000 in fiscal 2001 compared to $518,000 in 2000. Effective tax rates for the two fiscal years were 24.4% and 31.1%, respectively. The lower effective tax rate was attributable to the aforementioned life insurance proceeds, which are exempt from taxation, received in fiscal 2001.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth for the years ended June 30, 2002, 2001and 2000 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.


                                                                               Years Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                          2002                         2001                          2000
                                              --------------------------------------------------------------------------------------
                                                           Interest                      Interest                    Interest
                                                Average       and      Yield/  Average      and     Yield/  Average    and    Yield/
                                                Balance    Dividends   Cost    Balance   Dividends   Cost   Balance  Dividends Cost
                                                -------    ---------   ----    -------   ---------   ----   -------  --------------

                                                                          (Dollars in thousands)

Interest-earning assets:
   Loans receivable (1) ........................ $111,310  $  8,739     7.85%    $85,278  $  7,126   8.36%   $61,353  $4,976   8.11%
   Investment securities .......................   45,033     2,623     5.82      49,898     3,382   6.78     46,716   3,027   6.48
   Deposits with financial institutions ........   10,072       241     2.39      11,472       682   5.94      8,101     450   5.55
   Federal funds sold ..........................      819        19     2.32         717        41   5.72        666      37   5.56
   Other .......................................    1,258        82     6.52         768        63   8.20        727      58   7.98
                                                    -----        --     ----         ---        --   ----        ---      --   ----
      Total interest-earning assets ............  168,492    11,704     6.95     148,133    11,294   7.62    117,563   8,548   7.27
Non-interest-earning assets ....................   14,990                         12,683                       7,203
                                                   ------                         ------                       -----
      Total assets ............................. $183,482                       $160,816                     124,766
                                                 ========                       ========                     =======

Interest-bearing liabilities:
   Demand and savings accounts ................. $ 40,626  $    599     1.47%   $ 31,279      837    2.68    $21,496     558   2.60
   Certificates of deposit .....................   83,505     3,961     4.74      83,812     4,955   5.91     63,038   3,400   5.39
                                                   ------     -----     ----      ------     -----   ----     ------   -----   ----
      Total deposits ...........................  124,131     4,560     3.67     115,091     5,792   5.03     84,534   3,958   4.68
   Borrowings ..................................   24,973     1,353     5.42       8,397       511   6.09      2,404     157   6.53
   Other .......................................      915        87     9.51         748        74   9.89        641      67   9.98
                                                      ---        --     ----         ---        --   ----        ---      --   ----
      Total interest-bearing liabilities .......  150,019     6,000     4.00     124,236     6,377   5.13     87,579   4,179   4.77
Non-interest-bearing liabilities ...............    2,110                          2,285                       1,640
Stockholders' equity ...........................   31,353                         34,295                      35,547
                                                   ------                         ------                      ------
      Total liabilities and stockholders' equity $183,482                       $160,816                    $124,766
                                                 ========                       ========                    ========


Net interest income ............................           $  5,704                       $  4,917                    $4,369
                                                           ========                       ========                    ======
Interest rate spread (2) .......................                         2.95  %                    2.49%                     2.50%
Net interest margin (3) ........................                         3.39  %                    3.32%                     3.72%
Ratio of average interest-earning assets to ....  112.31%                         119.24%                    134.24%
   average interest-bearing liabilities


(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)  Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2002, 2001 and 2000. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                            2002 vs. 2001                2001 vs. 2000
                                                    -----------------------------------------------------------
                                                     Increase (Decrease)            Increase (Decrease)
                                                         Due to                       Due to
                                                    -------------------           -------------------
                                                      Rate     Volume      Net      Rate     Volume      Net
                                                    --------- --------- --------- --------- --------- ---------


Interest-earning assets:
   Loans receivable, net .........................  $  (453)   $ 2,066    $ 1,613   $  155   $ 1,995    $ 2,150
   Investment securities .........................     (448)      (311)      (759)     143       212        355
   Deposits with financial institutions ..........     (366)       (75)      (441)      33       199        232
   Federal funds sold ............................      (27)         5        (22)       1         3          4
   Other .........................................      (15)        34         19        2         3          5
      Total net change in income on
         interest-earning assets .................   (1,309)     1,719        410      334     2,412      2,746
Interest-bearing liabilities:                        ------      -----       ----      ---     -----      -----
   Demand and savings accounts ...................     (443)       205       (238)      18       261        279
   Certificates of deposit .......................     (976)       (18)      (994)     351     1,204      1,555
                                                     ------      -----       ----      ---     -----      -----
      Total deposits .............................   (1,419)       187     (1,232)     369     1,465      1,834
   Borrowings ....................................      (62)       904        842      (11)      365        354
   Other .........................................       (3)        16         13       (1)       11         10
      Total net change in expense on
         Interest-bearing liabilities ............   (1,484)     1,107       (377)     357     1,841      2,198
                                                     ------      -----       ----      ---     -----      -----
Net change in net interest income ................  $   175    $   612    $   787   $  (23)  $   571    $   548
                                                    =======    =======    =======   ======   =======    =======


Critical Accounting Policies

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings at the time losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that First Federal will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, First Federal does not separately identify individual consumer and residential loans for impairment disclosures.

Market Risk Analysis

     Quantitative Aspects of Market Risk. First Bancorp does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, First Bancorp is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of First Bancorp's interest-earning assets and interest- bearing liabilities, see the tables under Part I, Item 1, "Description of Business --Lending Activities--Loan Portfolio Composition," "--Investment Activities" and "--Deposit Activities and Other Sources of Funds--Deposit Accounts."

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

     The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2002 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.



                                               Interest Rate Sensitivity of Net Portfolio Value
                           ----------------------------------------------------------------------------------------


       Basis Point                   Net Portfolio Value                             Portfolio Value of Assets
          ("bp")          ---------------------------------------------------       ------------------------------
     Change in Rates    $ Amount            $ Change             % Change            NPV Ratio          Change
     ---------------    -------             -------              -------             -------            -----
                                                            (Dollars in thousands)


   +300 bp               19,409               (8,550)               (31)%               11.20%          -380 bp
   +200 bp               22,516               (5,443)               (19)                12.67           -233 bp
   +100 bp               25,539               (2,420)                (9)                14.01            -98 bp
      0 bp               27,959                    -                  -                 15.00              -
   -100 bp               28,429                  470                  2                 15.04             +5 bp


     The above table indicates that in the event of a sudden and sustained increase in prevailing market interest rates, First Bancorp's net portfolio value would be expected to decrease.

     Certain assumptions were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

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

     In addition, First Federal sells a portion of its long-term, fixed-rate single-family residential mortgage loans for cash in the secondary market. The retention of ARM loans and adjustable-rate mortgage-backed securities, which reprice at regular intervals, helps to ensure that the yield on First Federal's loan portfolio will be sufficient to offset increases in First Federal's cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. First Federal does not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. First Federal relies on retail deposits as its primary source of funds and maintains a moderate proportion of lower- costing passbook, NOW and money market accounts. First Federal has attempted to lengthen the term of deposits by offering certificates of deposit with terms of up to ten years. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Liquidity and Capital Resources

     First Federal's principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits. While scheduled payments from the amortization of loans, investment securities and interest-bearing time deposits are relatively predictable sources of funds, deposit flows and loan or investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has been able to generate sufficient cash through its deposits. Funds borrowed from the FHLB are generally matched against higher yielding assets of like amounts with similar maturities to provide a built-in margin of interest to First Federal.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest- earning assets to provide liquidity to meet these needs. At June 30, 2002, cash and cash equivalents totaled $12.9 million, or 7.0% of total assets. At June 30, 2002, First Federal had outstanding commitments to originate loans of $1.0 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $38.2 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Proceeds from maturities, net of purchases, of investment securities and principal payments received on mortgage-backed and related securities, totaled $9.0 million for the year ended June 30, 2002, while loan originations and purchases in excess of repayments totaled $11.5 million.

     First Federal's most significant financing activities are deposit accounts and FHLB borrowings. Additional FHLB borrowings of $15.0 million was the primary source of cash during 2002. Cash inflow was somewhat offset by the purchase of $1.3 million of First Bancorp stock.

     On September 19, 2001, First Bancorp announced a stock repurchase program to acquire up to 179,514 shares, or 10%, of its outstanding common stock. The repurchase program is being undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase program generally will be conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. To fund the repurchase program, First Federal paid a $2.1 million cash dividend to First Bancorp. As of June 30, 2002, First Bancorp had repurchased 56,000 shares under this program. The repurchase program is not expected to effect First Federal's status as a well-capitalized institution or negatively impact First Bancorp's strong liquidity position.

     Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2002, First Federal had approximately $15.0 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2002, First Federal had $30.0 million of borrowings from the FHLB.

     The following tables disclose contractual obligations and commitments of First Bancorp as of June 30, 2002 (in thousands):


                                                    Less Than         One to          Four to           After
                                     Total           One Year       Three Years      Five Years       Five Years
                                ---------------- ---------------- --------------- ---------------- ----------------
FHLB advances...................     $30,000           $1,667          $8,333      $         -          $20,000
Total contractual cash obligations   $30,000           $1,667          $8,333      $         -          $20,000



                                 Total Amounts      Less Than         One to          Four to            Over
                                   Committed         One Year       Three Years      Five Years       Five Years
                                ---------------- ---------------- --------------- ---------------- ----------------
Lines of credit.................   $7,753           $7,753     $         -      $         -      $         -
Other loan commitments..........      991              991               -                -                -
Letters of credit...............      431              431               -                -                -
                                   ------           ------      ----------       ----------       ----------
Total commitments...............   $9,175           $9,175     $         -      $         -      $         -
                                   ======           ======      ==========       ==========      ===========



     OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2002, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 13.32%, 13.32% and 22.39%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

     In August of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. First Bancorp does not expect the adoption of Statement No. 144 to have an impact on its current financial position or results of operation. In April 2002, the FASB issued Statement No. 145, which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. First Bancorp does not expect the adoption of Statement No. 145 to have an impact on its current financial position or results of operation.

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



ITEM 7. FINANCIAL STATEMENTS

     The financial statements listed at Item 13 of this Form 10-KSB are incorporated by reference into this Item 7 of Part II of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on November 20, 2002 and to Part I,
Item 1, "Description of Business--Executive Officers of the Registrant" of this report. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on November 20, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in First Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2002.


Equity Compensation Plan Information

Plan category                Number of securities           Weighted-average              Number of securities
                             to be issued upon              exercise price of             remaining available for
                             exercise of outstanding        outstanding options,          future issuance under
                             options, warrants and          warrants and rights           equity compensation
                             rights                                                       plans (excluding
                                                                                          securities reflected in
                                                                                          column (a))
                             (a)                            (b)                           (c)
Equity compensation
plans approved by
security holders             233,823                         $9.90                        30,362
Total                        233,823                         $9.90                        30,362


     First Bancorp does not maintain any equity compensation plans that have not been approved by security holders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on November 20, 2002.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report..

          (1)  Financial Statements

               o    Independent Auditors' Report
               o    Consolidated Balance Sheets as of June 30, 2002 and 2001
               o Consolidated Statements of Income for the Years Ended June 30, 2002, 2001 and 2000
               o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000
               o Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000
               o    Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules

               All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits

               3.1  Articles of Incorporation of First Bancorp of Indiana,
                    Inc.(1)
               3.2  Amended Bylaws of First Bancorp of Indiana, Inc.(2)
               4.0  Form of Stock Certificate of First Bancorp of Indiana,
                    Inc.(1)
               10.1 First Federal Savings Bank Employee Stock Ownership Plan
                    Trust Agreement(2)
               10.2 Employment Agreement between First Bancorp of Indiana, Inc.,
                    First Federal Savings Bank and Harold Duncan(2)
               10.3 Employment Agreement between First Bancorp of Indiana, Inc.,
                    First Federal Savings Bank and Michael H. Head(2)
               10.4 First Federal Savings Bank Employee Severance Compensation
                    Plan(2)
               10.5 First Federal Savings Bank Director Deferred Compensation
                    Plan(1)
               10.6 First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive
                    Plan(3)
               10.7 First Federal Savings Bank Second Executive Retirement
                    Income Master Agreement
               21.0 Subsidiary information is incorporated herein by reference to Part I, Item 1, "Description of Business--Subsidiary Activities"
               23.0 Consent of independent auditors

               ---------------------------------------------

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

          (b)  Reports on Form 8-K

                  (1)      None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First Bancorp of Indiana, Inc.


Date:  September 20, 2002                By: /s/ Harold Duncan
                                             -----------------------------------
                                              Harold Duncan
                                              President, Chief Executive Officer
                                              and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




/s/Harold Duncan
----------------                      President, Chief Executive Officer        September 20, 2002
Harold Duncan                         and Chairman of the Board
                                      (principal executive officer)



/s/Michael H. Head
------------------                    Vice President and Director               September 20, 2002
Michael H. Head



/s/ George J. Smith
-------------------                   Treasurer (principal financial            September 20, 2002
George J. Smith                       and accounting officer)




/s/Frank E. Kern
----------------                      Director                                  September 20, 2002
Frank E. Kern



/s/ E. Harvey Seaman, III
-------------------------             Director                                  September 20, 2002
E. Harvey Seaman, III



/s/James E. Will, Jr.
--------------------                  Director                                  September 20, 2002
James E. Will, Jr.



/s/Jerome A. Ziemer
-------------------                   Director                                  September 20, 2002
Jerome A. Ziemer


                                 CERTIFICATIONS

     I, Harold Duncan, President and Chief Executive Officer, of First Bancorp of Indiana, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of First Bancorp of Indiana, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 20, 2002                  /s/Harold Duncan
                                           -------------------------------------
                                           Harold Duncan
                                           President and Chief Executive Officer
                                          (principal executive officer)

     I, George J. Smith, Treasurer of First Bancorp of Indiana, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of First Bancorp of Indiana, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 20, 2002                  /s/ George J. Smith
                                           -------------------------------------
                                            George J. Smith
                                            Treasurer
                                           (principal financial officer)

                         Independent Accountants' Report



Board of Directors
First Bancorp of Indiana, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of First Bancorp of Indiana, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp of Indiana, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

/s/BKD, LLP
--------------
August 2, 2002



                         First Bancorp of Indiana, Inc.

                           Consolidated Balance Sheets

                             June 30, 2002 and 2001


Assets
                                                                                                 2002               2001
                                                                                       -------------------------------------
     Cash and due from banks                                                                 $   2,806,875     $   5,105,758
     Interest-bearing demand deposits with banks                                                 9,039,082         4,906,112
     Federal funds sold                                                                          1,005,000           475,000
                                                                                       -------------------------------------
             Cash and cash equivalents                                                          12,850,957        10,486,870
     Interest-bearing deposits                                                                     594,000           297,000
     Available-for-sale securities                                                               2,813,568         6,922,693
     Held-to-maturity securities                                                                34,987,784        40,050,086
     Loans, net of allowance for loan losses of $831,000 and $661,000
     in 2002 and 2001, respectively                                                            117,933,920       106,818,459
     Premises and equipment                                                                      3,010,130         3,150,100
     Federal Home Loan Bank Stock                                                                1,500,000           884,700
     Goodwill                                                                                    1,805,574         1,882,680
     Core deposit intangible                                                                       391,738           476,899
     Other assets                                                                                7,274,647         4,642,176
                                                                                       -------------------------------------
                   Total assets                                                              $ 183,162,318     $ 175,611,663
                                                                                       =====================================

Liabilities and Stockholders' Equity
    Liabilities
     Deposits
           Noninterest-bearing                                                               $   4,655,224     $   4,406,278
           Interest-bearing                                                                    115,260,025       122,390,548
              Total deposits                                                           -------------------------------------
                                                                                               119,915,249       126,796,826
     Long-term debt and capital notes                                                           30,000,000        15,000,000
     Advances from borrowers for taxes and insurance                                               456,629           578,800
     Other liabilities                                                                           1,466,452         1,816,299
                                                                                       -------------------------------------
                         Total liabilities                                                     151,838,330       144,191,925
                                                                                       -------------------------------------
Stockholders' Equity
     Preferred stock, $0.01 par value; authorized and unissued 1,000,000 shares
     Common stock, $0.01 par value; authorized 9,000,000 shares; issued
     2002 and 2001 - 2,272,400 shares                                                               22,724            22,724
     Additional paid-in capital                                                                 21,915,323        21,868,686
     Retained earnings                                                                          17,961,840        17,272,524
     Accumulated other comprehensive income
        Unrealized appreciation on available-for-sale securities, net of
        income taxes 2002 - $68,000, 2001 - $96,000                                                111,615           130,220
                                                                                         -----------------------------------

                                                                                                40,011,502        39,294,154

            Unreleased employee stock ownership plan shares
                  2002 - 128,770 shares, 2001 - 143,926 shares                                  (1,314,504)       (1,469,218)
            Unreleased management recognition plan shares
                  2002 - 48,789 shares, 2001 - 66,009 shares                                      (458,773)         (620,696)
            Treasury stock, at cost
                  2002 - 520,209 shares, 2001 - 438,644 shares                                  (6,914,237)       (5,784,502)
                                                                                         -----------------------------------

                         Total stockholders' equity                                             31,323,988        31,419,738
                                                                                         -----------------------------------

                         Total liabilities and stockholders' equity                          $ 183,162,318     $ 175,611,663
                                                                                         ===================================


See Notes to Consolidated Financial Statements


                         First Bancorp of Indiana, Inc.

                        Consolidated Statements of Income

                    Years Ended June 30, 2002, 2001 and 2000


                                                                                   2002               2001              2000
                                                                   -------------------------------------------------------------

Interest Income
      Loans                                                                      $ 8,739,023       $ 7,125,968       $ 4,975,989
      Investment securities                                                        2,622,701         3,382,123         3,026,947
      Deposits with banks                                                            241,008           682,319           449,531
      Federal funds sold                                                              19,056            40,641            37,148
      Other                                                                           82,387            62,767            58,272
                                                                    ------------------------------------------------------------
                   Total interest income                                          11,704,175        11,293,818         8,547,887
                                                                    ------------------------------------------------------------

Interest Expense
      Deposits                                                                     4,559,877         5,792,274         3,957,938
      Long-term debt                                                               1,353,285           511,216           157,136
      Other                                                                           87,193            73,801            63,378
                                                                    ------------------------------------------------------------
                   Total interest expense                                          6,000,355         6,377,291         4,178,452
                                                                    ------------------------------------------------------------

Net Interest Income                                                                5,703,820         4,916,527         4,369,435

Provision for Loan Losses                                                            404,000           443,000           184,342
                                                                    ------------------------------------------------------------


Net Interest Income After Provision for Loan Losses                                5,299,820         4,473,527         4,185,093
                                                                    ------------------------------------------------------------

Noninterest Income
      Service charges on deposit accounts                                            378,742           246,818            53,508
      Net gains on sales of loans                                                    733,692           472,588           507,490

      Increase in cash surrender value of life insurance                             135,598           105,894            94,760

      Proceeds of life insurance in excess of cash
      surrender value                                                                     --           408,178                --
      Net gain on sales of premises and equipment                                         --           387,516                --
      Other                                                                          378,014           299,963           211,988
                                                                    ------------------------------------------------------------

                   Total noninterest income                                        1,626,046         1,920,957           867,746
                                                                    ------------------------------------------------------------

Noninterest Expense
      Salaries and employee benefits                                               3,230,491         2,932,118         1,920,250
      Net occupancy expense                                                          275,953           247,405           171,248
      Equipment expense                                                              283,734           304,115           205,526
      Data processing fees                                                           228,613           196,646           118,366

      Amortization of goodwill and intangible assets                                 162,267           100,432                --
      Other                                                                        1,125,383         1,080,743           973,401
                                                                    ------------------------------------------------------------

                   Total noninterest expense                                       5,306,441         4,861,459         3,388,791
                                                                    ------------------------------------------------------------

Income Before Income Taxes                                                         1,619,425         1,533,025         1,664,048

Provision for Income Taxes                                                           454,396           374,291           517,726
                                                                    ------------------------------------------------------------

Net Income                                                                       $ 1,165,029       $ 1,158,734       $ 1,146,322
                                                                    ============================================================

Basic Earnings Per Share                                                         $      0.73       $      0.63       $      0.56
                                                                    ============================================================

Diluted Earnings Per Share                                                       $      0.70       $      0.61       $      0.56
                                                                    ============================================================

                         First Bancorp of Indiana, Inc.

                 Consolidated Statements of Stockholders' Equity

                    Years Ended June 30, 2002, 2001 and 2000


                                                                                            Additional                  Accumulated
                                                                   Comprehensive Common      Paid-In      Retained        Other
                                                                      Income     Stock       Capital      Earnings     Comprehensive
                                                                                                                          Income
                                                                --------------------------------------------------------------------

Balance, July 1, 1999                                                            $ 22,724  $21,831,518   $15,473,935  $     25,263

   Net income                                                     $  1,146,322         --           --     1,146,322            --
   Dividends on common stock, $0.07 per share                               --         --           --      (147,404)           --
   Purchase of treasury stock (198,240 shares)                              --         --           --            --            --
   Purchase of stock by Employee Stock Ownership Plan (94,392
        shares)                                                             --         --           --            --            --
   Transfer of Shares to Management Recognition Plan (90,896
        shares)                                                             --         --           --            --            --
   Employee Stock Ownership Plan shares allocated (17,866
        shares)                                                             --         --       (9,578)           --            --

   Management Recognition Plan shares allocated (3,030 shares)              --         --         (843)           --            --
   Refund of conversion expenses                                            --         --       20,816            --            --

   Change in unrealized appreciation on available-for-sale
        securities, net of income taxes of $4,000                        5,436         --           --            --         5,436
                                                                  ------------
         Comprehensive income                                     $  1,151,758         --           --            --            --
                                                                  ============   --------   ----------  ------------  ------------
Balance, June 30, 2000                                                             22,724   21,841,913    16,472,853        30,699

   Net income                                                     $  1,158,734         --           --     1,158,734            --
   Dividends on common stock, $0.18 per share                               --         --           --      (359,063)           --
   Purchase of treasury stock (331,300 shares)                              --         --           --            --            --
   Employee Stock Ownership Plan shares allocated (15,144
        shares)                                                             --         --       32,852            --            --

   Management Recognition Plan shares allocated (21,857 shares)             --         --       (6,079)           --            --

   Change in unrealized appreciation on available-for-sale
        securities, net of income taxes of $74,000                      99,521         --           --            --        99,521
                                                                  ------------
         Comprehensive income                                     $  1,258,255         --           --            --
                                                                  ============   --------   ----------  ------------  ------------
Balance, June 30, 2001                                                             22,724   21,868,686   17,272,524       130,220




                                                                   Unallocated      Unallocated
                                                                       ESOP              MRP         Treasury
                                                                      Shares           Shares          Stock          Total
                                                                --------------------------------------------------------------

Balance, July 1, 1999                                             $   (825,440)   $         --        $     --    $ 36,528,000

   Net income                                                               --              --              --       1,146,322
   Dividends on common stock, $0.07 per share                               --              --              --        (147,404)
   Purchase of treasury stock (198,240 shares)                              --              --      (1,861,225)
   Purchase of stock by Employee Stock Ownership Plan (94,392
        shares)                                                       (980,411)             --              --        (980,411)
   Transfer of Shares to Management Recognition Plan (90,896
        shares)                                                             --        (854,714)        854,714               0
   Employee Stock Ownership Plan shares allocated (17,866
        shares)                                                        182,042              --              --         172,464

   Management Recognition Plan shares allocated (3,030 shares)              --          28,492              --          27,649
   Refund of conversion expenses                                            --              --              --          20,816

   Change in unrealized appreciation on available-for-sale
        securities, net of income taxes of $4,000                           --              --              --           5,436

         Comprehensive income                                               --              --              --               0
                                                                  ------------      ----------      ----------    ------------
Balance, June 30, 2000                                              (1,623,809)       (826,222)     (1,006,511)     34,911,647

   Net income                                                               --              --              --       1,158,734
   Dividends on common stock, $0.18 per share                               --              --              --        (359,063)
   Purchase of treasury stock (331,300 shares)                              --              --      (4,777,991)
   Employee Stock Ownership Plan shares allocated (15,144
        shares)                                                        154,591              --              --         187,443

   Management Recognition Plan shares allocated (21,857 shares)             --         205,526              --         199,447

   Change in unrealized appreciation on available-for-sale
        securities, net of income taxes of $74,000                          --              --              --          99,521

         Comprehensive income                                               --              --              --               0
                                                                  ------------      ----------      ----------    ------------
Balance, June 30, 2001                                             (1,469,218)       (620,696)     (5,784,502)      31,419,738


See Notes to Consolidated Financial Statements




                         First Bancorp of Indiana, Inc.

                 Consolidated Statements of Stockholders' Equity

                    Years Ended June 30, 2002, 2001 and 2000

                                   (continued)

                                                                                                                      Accumulated
                                                                                             Additional                   Other
                                                                   Comprehensive   Common     Paid-In      Retained   Comprehensive
                                                                      Income       Stock      Capital       Earnings     Income
                                                               ---------------------------------------------------------------------


Balance, June 30, 2001 (Carried Forward)                                     $   22,724   $ 21,868,686   $ 17,272,524  $  130,220

   Net income                                                    $1,165,029          --            --       1,165,029          --
   Dividends on common stock, $0.27  per share                           --          --            --        (475,713)         --
   Purchase of treasury stock (94,620 shares)                            --          --            --              --          --
   Exercise of stock options (13,055 shares)                             --          --        (53,085)            --          --
   Employee Stock Ownership Plan shares allocated (15,156
        shares)                                                          --          --        47,693              --          --

   Management Recognition Plan shares allocated (17,220 shares)          --          --         (4,791)            --          --
   Tax benefit of employee benefit plans                                 --          --        56,820              --          --

   Change in unrealized appreciation on available-for-sale
        securities, net of income tax benefit of $36,000            (18,605)         --            --              --     (18,605)
                                                                 ----------
         Comprehensive income                                    $1,146,424          --            --              --          --
                                                                 ==========   ----------   ----------      ----------   ---------



Balance, June 30, 2002                                                       $    22,724  $ 21,915,323   $ 17,961,840  $  111,615
              === ====                                                       ===========  ============   ============  ==========



                                                                  Unreleased       Unreleased
                                                                     ESOP             MRP           Treasury
                                                                    Shares           Shares         Stock            Total
                                                              ----------------------------------------------------------------


Balance, June 30, 2001 (Carried Forward)                         $ (1,469,218)    $  (620,696)   $ (5,784,502)   $ 31,419,738

   Net income                                                              --             --              --       1,165,029
   Dividends on common stock, $0.27  per share                             --             --              --         (475,713)
   Purchase of treasury stock (94,620 shares)                              --             --       (1,301,947)     (1,301,947)
   Exercise of stock options (13,055 shares)                               --             --          172,212         119,127
   Employee Stock Ownership Plan shares allocated (15,156
        shares)                                                       154,714             --              --         202,407

   Management Recognition Plan shares allocated (17,220 shares-            --        161,923             --          157,132
   Tax benefit of employee benefit plans                                   --             --              --          56,820

   Change in unrealized appreciation on available-for-sale
        securities, net of income tax benefit of $36,000      )            --             --              --          (18,605)

         Comprehensive income                                              --             --              --               0

                                                                 ------------     -----------    ------------   ------------
Balance, June 30, 2002                                           $ (1,314,504)    $  (458,773)   $ (6,914,237)  $ 31,323,988
              === ====                                           ============     ===========    ============   ============
              --- ----



                         First Bancorp of Indiana, Inc.

                      Consolidated Statements of Cash Flows

                    Years Ended June 30, 2002, 2001 and 2000

                                                                                        2002            2001                2000
                                                                                ----------------------------------------------------

Operating Activities
      Net income                                                                    $  1,165,029     $  1,158,734     $  1,146,322
      Items not requiring (providing) cash
            Provision for loan losses                                                    404,000          443,000          184,342
            Depreciation                                                                 254,386          225,563          126,819

            Amortization of premiums and discounts on securities                          97,973           38,207           23,335
            Amortization of net loan origination fees                                    (62,298)         (92,545)          (4,528)
            Amortization of goodwill and intangible assets                               162,267          100,432               --
            Deferred income taxes                                                         44,000         (234,000)         (37,000)
            Increase in cash surrender value of life insurance                          (135,598)        (105,894)         (94,000)
            Loans originated for sale                                                (34,158,941)     (29,280,066)     (31,215,256)
            Proceeds from sales of loans                                              34,892,633       29,752,654       31,722,746
            Net gain on loan sales                                                      (733,692)        (472,588)        (507,490)
            Gain on sale of premises and equipment                                            --         (387,516)              --

            Compensation expense related to employee stock
            ownership plan and management recognition plan                               359,539          386,890          200,113
            Tax benefit of employee benefit plans                                         56,820               --               --
      Changes in
            Other assets                                                                (404,276)        (388,058)         318,620
            Other liabilities                                                           (349,847)         559,205           88,426
                                                                                ----------------------------------------------------

                   Net cash provided by operating activities                           1,591,995        1,704,018        1,952,449
                                                                                ----------------------------------------------------

Investing Activities
      Net change in interest-bearing deposits                                           (297,000)         891,000          891,000

      Proceeds from maturities of available-for-sale securities                        4,065,532        1,820,206        1,531,700
      Proceeds from maturities of held-to-maturity securities                         29,072,643       37,414,957       23,926,893
      Purchases of held-to-maturity securities                                       (24,119,923)     (39,039,930)     (29,529,775)
      Net originations of loans                                                      (11,457,163)     (40,791,510)     (10,248,318)
      Purchase of premises and equipment                                                (114,416)      (1,740,330)        (265,502)
      Proceeds from sales of premises and equipment                                           --          399,436               --
      Purchase of FHLB stock                                                            (615,300)        (157,300)              --
      Redemption of life insurance policy                                                     --          127,753          195,000
      Purchase of life insurance policies                                             (2,100,000)              --               --

      Purchase of financial institution branches, net of cash                                 --       (2,460,011)              --
      received                                                                  ----------------------------------------------------

                   Net cash used in investing activities                              (5,565,627)     (43,535,729)     (13,499,002)
                                                                                ----------------------------------------------------


                         First Bancorp of Indiana, Inc.

                      Consolidated Statements of Cash Flows

                    Years Ended June 30, 2002, 2001 and 2000

                                   (continued)


                                                                                2002             2001             2000

                                                                           -----------------------------------------------

Financing Activities

  Net increase (decrease) in demand deposits, money market,
  NOW and savings accounts                                                 $  3,178,689     $ 17,552,559     $   (738,843)
  Net increase (decrease) in certificates of deposit                        (10,060,266)      23,269,999           (9,000)
  Proceeds from issuance of long-term debt                                   15,000,000       10,000,000        5,000,000

  Net increases (decreases) in advances from borrowers
  for taxes and insurance                                                      (122,171)         239,583          (42,009)
  Dividends paid                                                               (475,713)        (359,063)        (147,404)
  Purchase of treasury stock                                                 (1,301,947)      (4,777,991)      (1,861,225)
  Exercise of stock options                                                     119,127               --               --
  Purchase of stock by ESOP                                                          --               --         (980,411)
  Refund of conversion expenses                                                      --               --           20,816
                                                                           ------------       ------------     -----------

                   Net cash provided by financing activities                  6,337,719       45,925,087        1,241,924
                                                                           ------------       ------------     -----------

Increase (Decrease) in Cash and Cash Equivalents                              2,364,087        4,093,376      (10,304,629)

Cash and Cash Equivalents, Beginning of Year                                 10,486,870        6,393,494       16,698,123

                                                                           ------------      ------------     ------------

Cash and Cash Equivalents, End of Year                                     $ 12,850,957     $ 10,486,870     $  6,393,494

                                                                           ============      ============     ============

Supplemental Cash Flows Information

      Interest paid                                                        $  6,475,335     $  5,807,291     $  4,082,452
      Income taxes paid (net of refunds)                                   $    605,118     $    606,600     $    758,319


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


Note 1: Nature of Operations and Summary of Significant Accounting Policies


     Nature of Operations

     The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly-owned subsidiary, First Federal Savings Bank
     (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The Bank has one wholly-owned subsidiary, FFSL Service Corporation (FFSL). The more significant of the policies are described below.

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

     The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Vanderburgh County, Indiana and surrounding counties. The Bank's loans are generally secured by specific items of collateral, including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in Southwestern Indiana.


     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, Bank and FFSL. All significant intercompany accounts and transactions have been eliminated in consolidation.


     Use  of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.


     Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


     Securities

     Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

     Held-to-maturity securities, which include any security for which the Company has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

     Interest and dividends on investments in debt and equity securities are included in income when earned.


     Loans

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

     Interest income is accrued on the outstanding principal balance of loans.

     Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.


      Allowance for Loan Losses

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogenous loans are collectively evaluated
     for  impairment.   Accordingly,  the  Bank  does  not  separately  identify
     individual consumer and residential loans for impairment disclosures.


     Premises and Equipment

     Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.


     Fee  Income

     Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by various investors.


     Loan Servicing

     The cost of mortgage-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

     When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing fees receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the level-yield method.

     The excess servicing fees receivable and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment rates and expected future cash flows. The Bank evaluates the carrying value of the excess servicing receivable by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives.


     Income Taxes

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


     Earnings Per Share

     Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.


     Reclassifications

     Certain  reclassifications  have been made to the 2001 financial statements
     to   conform  to  the  2002   financial   statement   presentation.   These
     reclassifications had no effect on net earnings.



Note 2: Purchases of Branches

     On November 18, 2000, the Bank purchased certain assets and assumed certain liabilities related to two branches of a financial institution located in Evansville, Indiana in exchange for $3,439,000. The assets included $9,092,000 of cash, $22,700,000 of loans, $979,000 of real and personal property, $1,928,000 of goodwill, $532,000 of deposit-based intangibles and $172,000 of accrued interest receivable and other assets. The liabilities consisted of $35,143,000 of customer deposits and $260,000 of accrued interest payable and other liabilities. The goodwill is being amortized straight-line over 25 years and the deposit-based intangibles are being amortized on an accelerated method over seven years.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

Note 3: Restriction on Cash and Due From Banks

     The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2002 was $261,000.



Note 4: Investments


     Available-for-Sale Securities

     The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                   June 30, 2002
                         -----------------------------------------------------------------
                                Amortized   Gross          Gross
                                  Cost    Unrealized    Unrealized      Approximate
                                            Gains         (Losses)       Fair Value
                         -----------------------------------------------------------------

  Mortgage-backed
  securities                 $   2,206     $  168      $   --           $  2,374
  Corporate                        437          3          --                440
  obligations
                             ---------     ------      ------           --------
                             $   2,643     $  171      $    0           $  2,814
                             =========     ======      ======           ========



                                                   June 30, 2001
                         -----------------------------------------------------------------
                                Amortized   Gross        Gross
                                  Cost    Unrealized    Unrealized      Approximate
                                            Gains        (Losses)        Fair Value
                         -----------------------------------------------------------------

  U.S. government
  agencies                   $   1,000     $   23      $   --           $  1,023
  Mortgage-
  backed securities              4,780        200          --              4,980
  Corporate                        917          3                            920
  obligations                                              --
                             ---------     ------      ------           --------
                             $   6,697     $  226      $    0           $  6,923
                             =========     ======      ======           ========



            Maturities of available-for-sale debt investments at June 30, 2002:

                                                                    Amortized     Approximate
                                                                      Cost         Fair Value

                                                                   -------------------------

  One year or less                                                 $      --       $     --
  After one through five years                                           437            440
  After five through ten years                                            --             --
  After ten years                                                         --             --
  Mortgage-backed securities not due on a single maturity date         2,206          2,374
                                                                    --------       --------


                                                                    $  2,643       $  2,814
                                                                    ========       ========


  Held-to-Maturity Securities

     The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

                                                                           June 30, 2002
                                          -----------------------------------------------------------------
                                                 Amortized      Gross       Gross
                                                  Cost        Unrealized   Unrealized    Approximate
                                                                Gains      (Losses)       Fair Value

                                          ------------------------------------------------------------------

           Mortgage-backed securities         $   34,988     $   558     $   (81)       $   35,465
                                              ==========     =======     =======        ==========




                                                                           June 30, 2001
                                          --------------------------------------------------------------
                                                 Amortized      Gross        Gross
                                                   Cost       Unrealized   Unrealized    Approximate
                                                                Gains       (Losses)      Fair Value
                                          --------------------------------------------------------------

           U.S. government agencies            $   2,000      $   --      $  (51)          $ 1,949
           Mortgage-backed securities             32,544         198        (196)           32,546
           Corporate obligations                   2,013           1         --              2,014
           Commercial paper                        3,493          --         --              3,493
                                               ---------     --------     ------        ----------

                                               $ 40,050      $   199      $ (247)       $   40,002
                                               ========      =======      ======        ==========


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

Maturities of held-to-maturity debt investments have not been presented because they consist entirely of mortgage-backed securities, which do not mature on a single maturity date.

There were no securities pledged as collateral, to secure public deposits or for other purposes, at June 30, 2002 or 2001.

There were no sales of securities during 2002, 2001 or 2000.

There were no transfers of securities between classifications during 2002 or 2001.




Note 5: Loans and Allowance for Loan Losses

     Categories of loans at June 30, 2002, 2001 and 2000 include:

                                                                                   2002                 2001                2000
                                                                           ---------------------------------------------------------

Real estate                                                                     $  70,119            $  69,662            $  45,612
Commercial                                                                          9,448                7,353                   --
Consumer loans                                                                     36,138               26,910               20,680
Consumer lines of credit                                                            4,462                5,895                1,284
Loans to depositors secured by savings                                                181                  369                  200
                                                                           ---------------           -----------          ----------

           Total loans                                                            120,348              110,189               67,776

Less

      Undisbursed portion of construction loans                                    (1,369)              (2,502)                (879)
      Deferred loan fees                                                             (214)                (208)                (124)
      Allowance for loan losses                                                      (831)                (661)                (396)
                                                                           ----------------          -----------          ----------

           Net loans                                                            $ 117,934            $ 106,818            $  66,377

                                                                           ================          ===========          ==========


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



            Activity in the allowance for loan losses was as follows:

                                                                                             2002           2001             2000
                                                                                         -------------------------------------------

Balance, beginning of year                                                             $     661        $      396     $        274
Provision charged to expense                                                                 404               443              184

Losses charged off, net of recoveries of $6 for 2002, $6 for 2001 and $19
    for 2000                                                                                (234)             (178)             (62)
                                                                                          -----------------------------------------

Balance, end of year                                                                   $     831        $      661     $        396
                                                                                          =========================================


The Bank has not had any significant impaired loans during each of the years ended June 30, 2002, 2001 and 2000.



Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:


                                                     2002               2001
                                            ---------------------------------------

Land                                               $ 1,213           $  1,213
Buildings                                            2,671              2,661
Equipment                                            1,561              1,459
                                            ---------------------------------------
                                                     5,445             5,333
Less accumulated depreciation                       (2,435)            (2,183)
                                            ---------------------------------------

           Net premises and equipment               $ 3,010          $  3,150
                                            =======================================


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


Note 7:Core Deposits and Goodwill

The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2002 and 2001, were:

                                                2002                                2001
                                  -----------------------------------------------------------------
                                        Gross                              Gross
                                      Carrying         Accumulated       Carrying      Accumulated
                                       Amount          Amortization       Amount       Amortization
                                  -----------------------------------------------------------------

   Core deposit intangible            $      532          $   (140)      $     532       $   (55)
   Goodwill                                1,928              (122)          1,928           (45)
                                      ----------          --------       ---------       -------


                                      $    2,460          $   (262)      $   2,460       $  (100)
                                      ==========          ========       =========       =======





Amortization expense for the years ended June 30, 2002 and 2001, were $162,000 and $100,000, respectively. Estimated amortization expense for each of the following five years is:

                     Core Deposits
                      Intangible     Goodwill       Total
                    -------------------------------------------

   2003             $  77            $  77          $  154
   2004                76               77             153
   2005                76               77             153
   2006                76               77             153
   2007                64               77             141
                    -----            -----          ------

                    $ 369            $ 385          $  754
                    =====            =====          ======





Note 8: Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $19,869,000 and $8,711,000 at June 30, 2002 and 2001, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $172,000 and $224,000 at June 30, 2002 and 2001, respectively.

     Mortgage   servicing   rights  of  $218,000  were   capitalized   in  2002.
     Amortization of mortgage servicing rights was $13,000 for the year ended June 30, 2002.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



Note 9: Other Assets and Other Liabilities

                                                                          2002           2001
                                                                      -------------------------

Other assets
      Interest receivable
           Investment securities                                         $  210           $381
           Loans                                                            572            562
      Cash surrender value of life insurance                              4,271          2,035
      Investment in limited partnership                                      79            120
      Net deferred tax asset                                                451            467
      Accounts receivable - dealer draft                                    410            203
      Prepaid expenses and other                                          1,282            874
                                                                      ----------        -------

           Total other assets                                            $7,275         $4,642
                                                                      ==========       ========

Other liabilities
      Interest payable
           Deposits                                                         $44           $606
           Other borrowings                                                 430            318
      Deferred directors' fees and officers' compensation                   656            671
      Accrued expenses                                                      336            221
                                                                      ----------       ---------

           Total other liabilities                                      $ 1,466         $1,816
                                                                      ==========       =========


The investment in limited partnership of $79,000 and $120,000 at June 30, 2002 and 2001, represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the losses of $41,000, $52,000 and $55,000, the Bank has recorded the benefit of low-income housing tax credits of $73,000 for each of the years in the three-year period ending June 30, 2002.



Note 10: Deposits

                                                                         2002           2001
                                                                    ----------------------------

         Demand deposits                                            $   29,298         $  26,591
         Savings deposits                                               12,630            12,158
         Certificates of deposit of $100,000 or more                     8,486            10,883
         Other certificates of deposit                                  69,501            77,165
                                                                     ---------        ----------

                    Total deposits                                  $  119,915         $ 126,797
                                                                     =========        ==========

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


At June 30, 2002, the scheduled maturities of time deposits are as follows:

                    2003                                $ 38,224
                    2004                                  22,722
                    2005                                  13,775
                    2006                                   1,315
                    2007                                   1,564
                    Thereafter                               387
                                                         -------
                                                         $ 77,987
                                                         ========


Note 11: Income Taxes

     The provision for income taxes includes these components:

                                          2002             2001          2000
                                      ------------------------------------------

   Taxes currently payable
         Federal                       $  375            $   494        $   436
         State                             35                114            119
   Deferred income taxes
         Federal                           39               (199)           (52)
         State                              5                (35)            15
                                        ------            ------         -------

              Income tax expense       $  454            $  374         $   518
                                       ======            ======         =======

A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:

                                                                            2002          2001         2000

                                                                          ---------------------------------

Computed at the statutory rate (34%)                                         554         $ 521         $ 566
Increase (decrease) resulting from:

      State income taxes, net of federal benefit                              26            52            88

      Cash surrender value of life insurance                                 (46)          (36)          (32)
      Tax credits                                                            (73)          (73)          (73)

      Proceeds from life insurance                                            --          (142)           --
      Other                                                                   (7)           52           (31)
                                                                             ---           ---           ---

           Actual tax expense                                                454         $ 374         $ 518
                                                                             ===         =====         =====


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



The tax effects of temporary  differences related to deferred taxes shown on the balance sheets were:
                                                              2002        2001
                                                              ------------------
    Deferred tax assets
          Differences in accounting for loan losses          $   311    $  245
          Differences in accounting for loan fees                  6        13
          Deferred compensation and directors' fees              446       401
          Deposit-based intangibles                               32        13
          Other                                                   --        51
                                                            ---------   ------
                                                                  795      723
                                                            ---------   ------
    Deferred tax liabilities
          Differences in depreciation methods                  (113)       (97)
          Federal Home Loan Bank dividends                      (52)       (52)
          Unrealized gains on available-for-sale securities     (68)       (96)
          Mortgage-servicing rights                             (80)        --
          Goodwill                                              (31)       (11)
                                                            ---------   ------
                                                               (344)      (256)
                                                            ---------   ------

                   Net deferred tax asset                    $     451   $  467
                                                             =========   ======




Retained earnings at June 30, 2002 and 2001, include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.



Note 12: Long-Term Debt

Long-term debt consisted of the following components:

                                                                                2002           2001
                                                                            ---------------------------

      Federal Home Loan Bank advances
            Fixed rate of 6.465%, due in January 2005                        $   5,000       $    5,000
            Fixed rate of 5.370%, due in February 2011                          10,000           10,000
            Fixed rate of 4.830%, due in July 2011                              10,000               --
            Fixed rate mortgage advance at 3.9%, due
            in three payments of $1,667 annually in
            2003, 2004    and 2005                                               5,000               --
                                                                              --------           ------

            Total Federal Home Loan Bank advances                             $ 30,000           15,000
                                                                              ========           ======

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)




The Federal Home Loan Bank advances are secured by qualifying first-mortgage loans totaling $45,455,000. Advances are subject to penalties in the event of prepayment.



Aggregate annual maturities of long-term debt at June 30, 2002, are:


     2003                                     $           1,667
     2004                                                 1,667
     2005                                                 6,666
     2006                                                   --
     2007                                                   --
     Thereafter                                          20,000
                                            ------------------

                                             $          30,000
                                            ==================

Note 13:       Other Comprehensive Income


                                                                                  2002
                                                  -------------------------------------------------------------------------------
                                                          Before-Tax                   Tax                    Net-of-Tax
Year Ended June 30                                          Amount                   Benefit                    Amount
                                                  -------------------------------------------------------------------------------

 Unrealized losses on securities:
      Unrealized holding losses                       $                (55)     $                 36      $                (19)
      arising during the year                           ===================       ===================       ===================


                                                                                       2001
                                                  -------------------------------------------------------------------------------
                                                          Before-Tax                   Tax                    Net-of-Tax
Year Ended June 30                                          Amount                   Expense                    Amount
                                                  -------------------------------------------------------------------------------

       Unrealized gains on securities:
            Unrealized holding gains                  $                173      $                (74)     $                 99
            arising during the year                    ===================       ===================       ===================


                                                                                       2000
                                                  -------------------------------------------------------------------------------
                                                          Before-Tax                   Tax                    Net-of-Tax
Year Ended June 30                                          Amount                   Expense                    Amount
                                                  -------------------------------------------------------------------------------

       Unrealized gains on securities:
            Unrealized holding gains                 $                  9      $                 (4)     $                  5
              arising during the year                 ===================       ===================       ===================


The only component of other comprehensive income is the unrealized gains (losses) on securities available for sale.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


Note 14: Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2002, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table.



                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)




                                                                                                              To Be Well Capitalized
                                                                    Actual         For Capital Adequacy           Under Prompt
                                                                                         Purposes       Corrective Action Provisions
                                                         ---------------------------------------------------------------------------
                                                           Amount         Ratio       Amount   Ratio       Amount         Ratio
                                                    --------------------------------------------------------------------------------
      As of June 30, 2002
           Total Capital
               (to Risk-Weighted Assets)                $ 24,736          22.39%    $ 8,839      8.00%     $11,049      10.00%

           Tier I Capital
               (to Risk-Weighted Assets)                  23,901          21.63       4,420      4.00        6,630        6.00

           Core Capital
               (to Adjusted Total Assets)                 23,901          13.32       7,719      4.00        8,974        5.00

           Core Capital
               (to Adjusted Tangible Assets)              23,901          13.32       3,590      2.00          N/A         N/A

           Tangible Capital
               (to Adjusted Total Assets)                 23,901          13.32       2,692      1.50          N/A         N/A


      As of June 30, 2001
           Total Capital
               (to Risk-Weighted Assets)                  24,960          24.01       8,315      8.00       10,394       10.00

           Tier I Capital
               (to Risk-Weighted Assets)                  24,299          23.38       4,157      4.00        6,236        6.00

           Core Capital
               (to Adjusted Total Assets)                 24,299          14.07       6,907      4.00        8,634        5.00

           Core Capital
               (to Adjusted Tangible Assets)              24,299          14.07       3,454      2.00          N/A         N/A

           Tangible Capital
               (to Adjusted Total Assets)                 24,299          14.07       2,590      1.50          N/A         N/A



     The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Current regulations allow the Bank to pay dividends to the Company not exceeding net income for the current year plus those for the preceding two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


Note 15:Employee Benefit Plans


      Pension Plan

     The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This Plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense was $166,500, $113,890 and $19,300 for 2002, 2001 and 2000, respectively. This Plan provides pension benefits for substantially all of the Bank's employees.



      401(k) Plan

     The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The Bank's expense for the Plan was $40,000, $29,900 and $22,900 for 2002, 2001 and 2000, respectively.



     Supplemental Retirement Plan

     The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $48,800, $173,800 and $50,100 for the years ended June 30, 2002,
     2001 and 2000, respectively. Of the $173,800 of expense recorded during the year ended June 30, 2001, $130,000 was attributable to the death of a Plan participant. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $62,000, $57,660 and $51,200 for the years ended June 30, 2002, 2001 and 2000, respectively.


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

     The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



     ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to Plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unreleased ESOP shares in the balance sheet. As shares are released from collateral, the Bank reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     Stock totaling  15,156,  15,144 and 17,866 shares for 2002,  2001 and 2000, respectively, with an average fair value of $13.36, $12.38 and $9.65, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $202,400, $187,400 and $172,500. Shares held by the ESOP at June 30 are as follows:


                                                                                   2002                2001
                                                                          ------------------------------------

                  Allocated shares                                                  42,108              29,968
                  Shares committed to be released                                    7,822               7,485
                  Unreleased shares                                                128,770             143,926
                                                                           ---------------       -------------

                        Total ESOP shares                                          178,700             181,379
                                                                           ===============       =============

                        Fair value of unallocated shares at June 30          $   1,834,973         $ 1,842,253
                                                                           ===============       =============




     Management Recognition Plan

     On April 25, 2000, the Company  established a Management  Recognition  Plan
     (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The Plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the Plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the Plan had been granted. As of June 30, 2002, 39,245 shares had been distributed. This total includes 3,837 shares that vested immediately and were distributed upon the death of a Plan participant during 2001. For the years ended June 30, 2002, 2001 and 2000, approximately $156,400, $200,200 and $27,600, respectively, were recorded as compensation expense under the Plan.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



Note 16: Stock Option Plan


     The Company has an incentive stock option plan in which 277,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The Plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors. During 2000, options to purchase 204,516 shares were granted at $9.125 per share. During 2002, options to purchase 42,362 shares were granted at $13.38 per share. No options were granted during 2001.

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

     Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions:


                                                                              2002           2000
                                                                           -------------------------

        Risk-free interest rate                                                 5.1%            6.0%
        Dividend yield                                                          2.0%            2.5%
        Volatility factor of expected market price of common stock             14.7%           19.9%
        Weighted-average expected life of the options                      10 years        10 years


     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:


                                                                                         2002             2001                 2000
                                                                                ----------------------------------------------------

                  Net income                                   As reported       $       1,165      $        1,159        $    1,146
                                                               Pro forma                 1,023               1,034               924
                  Basic earnings per share                     As reported       $        0.73      $         0.63        $     0.56
                                                               Pro forma                  0.64                0.56              0.45
                  Diluted earnings per share                   As reported       $        0.70      $         0.61        $     0.56
                                                               Pro forma                  0.62                0.55              0.45


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


     The following is a summary of the status of the Company's stock option plan and changes in that Plan as of and for the year ended June 30, 2002, 2001 and 2000.


Year Ended June 30                                   2002                           2001                                    2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted-                      Weighted-                    Weighted-
                                                             Average                        Average                      Average
                                                          Exercise Price                 Exercise Price              Exercise Price
                      Options                     Shares                     Shares                         Shares
------------------------------------------------------------------------------------------------------------------------------------

           Outstanding, beginning of year          204,516    $    9.12            204,516      $    9.12             --
           Granted                                  42,362        13.38                 --                       204,516   $  9.12
           Exercised                               (13,055)        9.12                 --                            --
           Forfeited/expired                            --           --                 --                            --
                                             -------------                   -------------                  ------------
           Outstanding, end of year                233,823    $    9.90            204,516      $    9.12        204,516   $  9.12
                                             =============                   =============                  ============
           Options exercisable at year end         141,350    $    9.12            114,976      $    9.12         45,448   $  9.12
                                             =============                   =============                  ============
           Weighted-average fair value of
           options granted during the year                    $    4.17                                                    $  3.91




As of June 30, 2002, the 233,823 options outstanding have a weighted-average exercise price of $9.90 ranging from $9.12 to $13.38, and a weighted-average remaining contractual life of 8.16 years.





Note 17: Earnings Per Share

Earnings per share (EPS) were computed as follows:


                                                                                Year Ended June 30, 2002
                                                               --------------------------------------------------------

                                                                                      Weighted-      Per Share
                                                                     Income         Average Shares     Amount
                                                               --------------------------------------------------------

        Net income                                             $      1,165
                                                               ------------

        Basic earnings per share
              Income available to common stockholders          $      1,165            1,593,038       $   0.73
                                                                                                       ========



        Effect of dilutive securities
              Stock options                                              --               70,221
                                                                -----------            ---------


        Diluted earnings per share
              Income available to common stockholders           $     1,165            1,663,259       $   0.70
                                                                ===========            =========       ========
               and assumed conversions



                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)



                                                                               Year Ended June 30, 2001
                                                           ------------------------------------------------------------
                                                                     Income           Weighted-      Per Share
                                                                                    Average Shares     Amount
                                                           ------------------------------------------------------------

     Net income                                                $      1,159
                                                               ------------


     Basic earnings per share
           Income available to common stockholders             $      1,159            1,840,179       $   0.63
                                                                                                       ========


     Effect of dilutive securities
           Stock options                                                 --               52,131
                                                               ------------            ---------


     Diluted earnings per share
           Income available to common stockholders             $      1,159            1,892,310       $   0.61
                                                               ============            =========       ========
                        and assumed conversions




                                                                             Year Ended June 30, 2000
                                                               ------------------------------------------------
                                                                     Income     Weighted-           Per Share
                                                                              Average Shares          Amount
                                                               ------------------------------------------------

         Net income                                                $    1,146
                                                                   ----------

         Basic earnings per share
               Income available to common stockholders             $    1,146         2,045,964       $    0.56
                                                                                                      =========
         Effect of dilutive securities
               Stock options                                               --             7,307
                                                                    ----------         ---------      ---------
         Diluted earnings per share
               Income available to common stockholders             $    1,146         2,053,271       $    0.56
                                                                   ==========         =========       =========

               and assumed conversions


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

Note 18: Disclosures About Fair Value of Financial Instruments

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.




                                                                   June 30, 2002                        June 30, 2001
                                                              ----------------------------------------------------------------------
                                                              Carrying Amount    Fair Value    Carrying Amount    Fair Value
                                                              ----------------------------------------------------------------------
     Financial assets
           Cash and cash equivalents                               12,851      $   12,851      $   10,487      $   10,487
           Interest-bearing deposits                                  594             594             297             297
           Available-for-sale securities                            2,814           2,814           6,923           6,923
           Held-to-maturity securities                             34,988          35,465          40,050          40,002
           Loans, net of allowance for loan losses                117,934         118,440         106,818         107,283
           Interest receivable                                        782             782             943             943
           FHLB stock                                               1,500           1,500             885             885
           Cash surrender value of life insurance                   4,271           4,271           2,035           2,035

     Financial liabilities
           Deposits                                               119,915         122,835         126,797         126,900
           Long-term debt                                          30,000          31,765          15,000          15,433
           Interest payable                                           474             474             924             924

           Unrecognized financial instruments (net of contract
               amount)
                Commitments to extend credit                            0               0               0               0
                Letters of credit                                       0               0               0               0
                Lines of credit                                         0               0               0               0



                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

     For these short-term instruments, the carrying amount approximates fair value.

Interest-Bearing Deposits

     The fair value of interest-bearing time deposits approximates carrying value.

Investment Securities

     Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

FHLB stock

     The fair value of FHLB stock is based upon the price at which it may be resold to the FHLB.

Cash Surrender Value of Life Insurance

     The fair value of cash surrender values of life insurance approximate carrying value.

Deposits

     The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Long-Term Debt

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

Commitments to Extend Credit, Letters of Credit and Lines of Credit

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Note 19: Significant Estimates and Concentrations

     Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 20: Commitments and Credit Risk

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

     At June 30, 2002 and 2001, the Bank had outstanding commitments to originate loans aggregating approximately $991,000 and $1,926,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. The entire amount of the loan commitments were at fixed rates of interest at June 30, 2002 and 2001.

     Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Bank had total outstanding letters of credit amounting to $431,000 and $257,000 at June 30, 2002 and 2001, respectively. The letters of credit all expire within one year.

                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


     Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

     At June 30, 2002 and 2001,  the Bank had granted  unused lines of credit to
     borrowers    aggregating    approximately    $7,753,000   and   $7,442,000,
     respectively.


     Note 21: Condensed Financial Information (Parent Company Only)


     Presented  below  is  condensed  financial   information  as  to  financial
     position, results of operations and cash flows of the Company:

      Condensed Balance Sheets


                                                                                      2002                         2001
                                                                              ------------------------------------------------------

      Assets
            Cash and cash equivalents                                         $                 3,698      $                 1,107
            Investment in common stock of subsidiary                                           26,232                       26,789
            Loans to First Federal Savings Bank                                                 1,428                        3,543
            Other assets                                                                           15                           10
                                                                               ----------------------       ----------------------

                        Total assets                                          $                31,373      $                31,449
                                                                               ======================       ======================

      Liabilities-- Other liabilities                                         $                    49      $                    29

      Stockholders' Equity                                                                     31,324                       31,420
                                                                               ----------------------       ----------------------

                        Total liabilities and stockholders' equity            $                31,373      $                31,449
                                                                               ======================       ======================


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


      Condensed Statements of Income

                                                                                        2002                         2001
                                                                            -----------------------------------------------------

      Income
            Dividends from subsidiaries                                    $                  2,100     $                     --
            Other income                                                                        175                          410
                                                                            -----------------------      -----------------------
                                                                                              2,275                          410

      Expense-- Other expenses                                                                  142                          157
                                                                            -----------------------      -----------------------

      Income before income tax and equity in undistributed
           income of subsidiary                                                               2,133                          253

            Income tax expense                                                                   13                          100
                                                                            -----------------------      -----------------------

      Income before equity in undistributed income of subsidiary                              2,120                          153

      Equity in undistributed income of subsidiary                                             (955)                       1,006
                                                                            -----------------------      -----------------------

      Net Income                                                           $                  1,165     $                  1,159
                                                                            =======================      =======================


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)


      Condensed Statements of Cash Flows

                                                                                       2002          2001
                                                                                    ------------------------
      Operating Activities
            Net income                                                           $      1,165    $    1,159
            Adjustments to reconcile net income to net cash
                provided by operating activities
                  Equity in undistributed income of subsidiary                            955        (1,006)
                  Net change in
                         Other assets                                                      (5)           (4)
                         Other liabilities                                                 20           (18)
                                                                                  -----------     ---------
                             Net cash provided by operating activities                  2,135           131
                                                                                  -----------     ---------

      Investing Activities
            Net decrease in loans to subsidiary                                         2,115         5,106
                                                                                  -----------     ---------
                             Net cash provided by investing activities                  2,115         5,106
                                                                                  -----------     ---------

      Financing Activities
            Cash dividends                                                               (476)         (359)
            Purchase of treasury stock                                                 (1,302)       (4,778)
            Exercise of stock options                                                     119            --
                                                                                  -----------     ---------
                             Net cash used by financing activities                     (1,659)       (5,137)
                                                                                  -----------     ---------

      Net Change in Cash and Equivalents                                                2,591           100

      Cash and Cash Equivalents, Beginning of Year                                      1,107         1,007
                                                                                  -----------     ---------

      Cash and Cash Equivalents, End of Year                                     $      3,698    $    1,107
                                                                                  ===========       =========


                         First Bancorp of Indiana, Inc.

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001 and 2000

                       (Table Dollar Amounts in Thousands)

Note 22:Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30, 2002 and 2001:

                                                                       Quarter Ended
                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------
      Fiscal 2002                            June 30             March 31             December 31         September 30
--------------------------------------------------------------------------------------------------------------------------

            Net interest income          $     1,483            $   1,438              $   1,421          $  1,362
            Provision for loan losses            115                  129                     95                65
            Noninterest income                   402                  349                    490               385
            Noninterest expense                1,345                1,380                  1,300             1,281
            Income before income tax             425                  278                    516               401
            Net income                           306                  208                    366               285

                                                                       Quarter Ended
                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------
      Fiscal 2001                            June 30             March 31             December 31         September 30
--------------------------------------------------------------------------------------------------------------------------

            Net interest income          $     1,259            $   1,310              $   1,220          $  1,128
            Provision for loan losses            105                   59                    234                45
            Noninterest income                   748                  275                    665               233
            Noninterest expense                1,461                1,311                  1,140               950
            Income before income tax             441                  215                    511               366
            Net income                           409                  157                    342               251
