Form 10QSB
period 2002-09-30
FIRST BANCORP OF INDIANA INC
filed 2002-11-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,684,364 shares of common stock, par value $0.01 per share, were outstanding as of November 4, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   3
Item 2.   Management's Discussion and Analysis or Plan of Operation           9
Item 3.   Controls and Procedures                                             14

Part II   Other Information
Item 1.   Legal Proceedings                                                  15
Item 2.   Changes in Securities                                              15
Item 3.   Defaults Upon Senior Securities                                    15
Item 4.   Submission of Matters to a Vote of Security Holders                15
Item 5.   Other Information                                                  15
Item 6.   Exhibits and Reports on Form 8-K                                   15

                      FIRST BANCORP OF INDIANA, INC.
                              AND SUBSIDIARY
                       Consolidated Balance Sheets

                                                         September 30, 2002      June 30, 2002
----------------------------------------------------------------------------------------------
                                                            (Unaudited)
Assets
     Cash and due from banks                                $   2,885,804        $   2,806,875
     Interest-bearing demand deposits                           4,904,945            9,039,082
     Federal funds sold                                         1,690,000            1,005,000
                                                            -------------        -------------
         Total cash and cash equivalents                        9,480,749           12,850,957
     Interest-bearing deposits                                  3,273,789              594,000
     Investment securities
       Available for sale                                       2,374,441            2,813,568
       Held to maturity                                        31,324,526           34,987,784
                                                            -------------        -------------
         Total investment securities                           33,698,967           37,801,352
     Loans                                                    122,444,710          118,765,069
     Allowance for loan losses                                   (915,119)            (831,149)
                                                            -------------        -------------
         Net loans                                            121,529,591          117,933,920
     Premises and equipment                                     2,989,330            3,010,130
     Goodwill                                                   1,786,297            1,805,574
     Core deposit intangibles                                     372,216              391,738
     Federal Home Loan Bank stock                               1,500,000            1,500,000
     Other assets                                               7,595,106            7,274,647

                                                            -------------        -------------
         Total assets                                       $ 182,226,045        $ 183,162,318
                                                            =============        =============

Liabilities
     Deposits
      Non-interest bearing                                  $   5,241,002        $   4,655,224
      Interest bearing                                        114,129,039          115,260,025
                                                            -------------        -------------
         Total deposits                                       119,370,041          119,915,249
     Borrowings                                                30,000,000           30,000,000
     Advances by borrowers for
       taxes and insurance                                        721,620              456,629
     Other liabilities                                          2,046,764            1,466,452
                                                            -------------        -------------
         Total liabilities                                    152,138,425          151,838,330
                                                            -------------        -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                                  22,724               22,724
     Additional paid-in capital                                21,977,117           21,915,323
     Retained earnings                                         18,075,540           17,961,840
     Accumulated other comprehensive income                        89,335              111,615
                                                            -------------        -------------
                                                               40,164,716           40,011,502

     Less:
     Unreleased employee stock ownership plan
     shares - 124,984 and 128,770 shares                       (1,275,856)          (1,314,504)
     Treasury stock - 620,910 and 520,209 shares               (8,382,948)          (6,914,237)
     Unreleased MRP shares - 44,484 and 48,789 shares            (418,292)            (458,773)

                                                            -------------        -------------
     Total stockholders' equity                                30,087,620           31,323,988

                                                            -------------        -------------
         Total liabilities and stockholders' equity         $ 182,226,045        $ 183,162,318
                                                            =============        =============


     See notes to unaudited condensed consolidated financial statements

                              FIRST BANCORP OF INDIANA, INC.
                                      AND SUBSIDIARY

                            Consolidated Statements of Income
                                                                                   For the
                                                                                 Year To Date
                                                                                September 30,
                                                                            --------------------
                                                                            2002             2001
-------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Interest Income
      Loans receivable                                                   $2,266,262       $2,186,268
      Investment securities                                                 512,484          808,401
      Deposits with financial institutions                                   44,827           75,760
      Federal funds sold                                                     11,544            7,396
      Other interest and dividend income                                     23,670           21,064
                                                                         ----------       ----------
          Total interest income                                           2,858,787        3,098,889
                                                                         ----------       ----------

Interest Expense
      Deposits                                                              875,944        1,406,270
      Borrowings                                                            393,109          309,734
      Other                                                                  22,539           21,368
                                                                         ----------       ----------
          Total interest expense                                          1,291,592        1,737,372
                                                                         ----------       ----------

Net Interest Income                                                       1,567,195        1,361,517

      Provision for Loan Losses                                             150,000           65,000
                                                                         ----------       ----------

Net Interest Income after Provision                                       1,417,195        1,296,517

Noninterest Income
      Increase in cash surrender values
         of life insurance                                                   51,512           28,528
      Net gains on loan sales                                               222,851          170,282
      Service charges on deposit accounts                                    76,850          103,289
      Other income                                                           97,949           83,069
                                                                         ----------       ----------
          Total noninterest income                                          449,162          385,168
                                                                         ----------       ----------

Noninterest Expense
      Salaries and employee benefits                                        757,458          785,184
      Net occupancy expense                                                  69,336           69,383
      Equipment expense                                                      78,208           74,053
      Amortization of intangible assets                                      38,798           43,042
      Data processing fees                                                   56,203           52,623
      Other expense                                                         289,213          256,946
                                                                         ----------       ----------
          Total noninterest expense                                       1,289,216        1,281,231
                                                                         ----------       ----------

Income Before Income Tax                                                    577,141          400,454
      Income tax expense                                                    178,244          115,575
                                                                         ----------       ----------

Net Income                                                               $  398,897       $  284,879
                                                                         ==========       ==========

      Basic earnings per share                                           $     0.26       $     0.18
      Diluted earnings per share                                         $     0.25       $     0.17
      Weighted average number shares outstanding - Basic                  1,517,076        1,622,792
      Weighted average number shares outstanding - Diluted                1,599,424        1,683,666


See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY


Consolidated Statement of Changes in Equity Capital

                                                                                                       Accumulated
                                                                            Additional                    Other       Unallocated
                                            Comprehensive     Common         Paid-in      Retained    Comprehensive      ESOP
                                               Income         Stock          Capital      Earnings        Income        Shares
                                           -----------------------------------------------------------------------------------------
                                                           -------------------------------------------------------------------------
Balances, June 30, 2002                                    $     22,724   $ 21,915,323   $ 17,961,840   $    111,615  ($ 1,314,504)

   Net income                              $    398,897                                       398,897
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                    (22,280)                                                     (22,280)

   Cash dividends paid ($0.17 per share)                                                     (285,197)
   Employee Stock Ownership Plan
    shares allocated                                                           17,124                                       38,648
   MRP shares allocated                                                        (1,198)
   Treasury shares purchased
   Tax benefit of employee
      benefit plans                                                            45,868
                                           ------------
Comprehensive income (unaudited)           $    376,617
                                           ============
                                                           -------------------------------------------------------------------------
Balances, September 30, 2002 (unaudited)                   $     22,724   $ 21,977,117   $ 18,075,540   $     89,335  ($ 1,275,856)
                                                           =========================================================================



                                           Treasury
                                            Shares          Total
                                          ---------------------------
                                          ---------------------------
Balances, June 30, 2002                   ($ 6,914,237)  $ 31,323,988

   Net income                                                  398,897
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                   (22,280)

   Cash dividends paid ($0.17 per share)                      (285,197)
   Employee Stock Ownership Plan
    shares allocated                                            55,772
   MRP shares allocated                                         39,283
   Treasury shares purchased                 (1,468,711)    (1,468,711)
   Tax benefit of employee
      benefit plans                                             45,868

Comprehensive income (unaudited)

                                          ----------------------------
Balances, September 30, 2002 (unaudited)   ($ 8,382,948)  $ 30,087,620
                                          ============================

See notes to unaudited condensed consolidated financial statements

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                             Year to Date
                                                                             September 30,

                                                                  ---------------------------------
                                                                       2002                 2001
                                                                  --------------       ------------

                                                                              (Unaudited)
Net Cash Provided by Operating Activities                          $    996,034        $    859,435

Investing Activities
   Net change in interest-bearing deposits                           (2,679,789)         (1,091,000)
   Proceeds from maturities of securities available for sale            434,645             844,545
   Proceeds from maturities of securities held to maturity            3,623,011           8,200,626
   Purchases of securities held to maturity                                   0         (13,011,058)
   Net change in loans                                               (3,670,458)            630,707
   Net purchases of premises and equipment                              (39,526)                  0
   Purchase FHLB stock                                                        0            (365,300)

                                                                   ------------        ------------
      Net cash used by investing activities                          (2,332,117)         (4,791,480)
                                                                   ------------        ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                         3,170,561             784,781
      Certificates of deposit                                        (3,715,769)            549,629
   Increase in long-term debt                                                 0          10,000,000
   Advances by borrowers for taxes and insurance                        264,991             158,798
   Dividends paid                                                      (285,197)           (213,531)
   Purchase treasury shares                                          (1,468,711)           (511,575)

                                                                   ------------        ------------
         Net cash provided (used) by financing activities            (2,034,125)         10,768,102
                                                                   ------------        ------------

Net Change in Cash and Cash Equivalents                              (3,370,208)          6,836,057

Cash and Cash Equivalents, Beginning of Period                       12,850,957          10,486,870
                                                                   ------------        ------------

Cash and Cash Equivalents, End of Period                           $  9,480,749        $ 17,322,927
                                                                   ============        ============

Additional Cash Flow Information
   Interest paid                                                   $    868,426        $  1,481,816
   Income tax paid                                                            0              18,500


   See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's annual report to shareholders.

NOTE 2 - LONG-TERM DEBT

The following summarizes the Company's borrowings at September 30, and June 30, 2002. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-third of the mortgage advance balance is payable each May beginning in 2003.

                                                   September 30,         June 30,
                                                       2002                2002
                                                    (unaudited)
                                                    ===========        ==========

Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005        $ 5,000,000        $ 5,000,000
   Fixed rate of 5.370%, due in February 2011        10,000,000         10,000,000
   Fixed rate of 4.830%, due in July 2011            10,000,000         10,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005               5,000,000          5,000,000
                                                    -----------        -----------

     Total Federal Home Loan Bank advances          $30,000,000        $30,000,000
                                                    ===========        ===========

     Weighted average rate                                5.128%             5.128%
                                                    ===========        ===========

NOTE 3 - INTANGIBLE ASSETS

On November 18, 2000, the Company completed two branch acquisitions. Presently, the Company is amortizing the unidentified intangible asset associated with these acquisitions pursuant to Statement of Financial Accounting Standards No. 72 - Accounting for Certain Acquisitions of Banking or Thrift Institutions (FAS
72). On October 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 - Acquisitions of Certain Financial Institutions which provides further guidance on the accounting for certain acquisitions of a financial institution.

Should the branch purchases meet the conditions outlined in FAS 147, the Company may be required to reclassify the unidentified intangible asset as goodwill and apply the provisions in Statements of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets. The goodwill would no longer be amortized, but would be subject to periodic impairment testing. In addition, the Company may be required to restate 2002 financial information when presented in future filings. As of September 30, 2002, the accumulated amortization of this intangible asset was $186,000, of which $19,000 was recognized in the most recent quarter. The Company will adopt FAS 147 effective October 1, 2002, and does not anticipate the effects of adoption to be significant.

NOTE 4 - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                    Three Months Ended September 30, 2002
                                                  -----------------------------------------
                                                                  Weighted-       Per Share
                                                    Income      Average Shares      Amount
                                                  -----------------------------------------
Net income                                        $ 398,897
                                                  ---------
Basic earnings per share
Income available to common stockholders           $ 398,897       1,517,076       $   0.26
                                                                                  ========
Effect of dilutive securities
Stock options                                            --          70,483
Unvested MRP shares                                      --          11,865
                                                  ---------       ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                               $ 398,897       1,599,424       $   0.25
                                                  =========       =========       ========



                                                    Three Months Ended September 30, 2001
                                                  -----------------------------------------
                                                                  Weighted-       Per Share
                                                    Income      Average Shares      Amount
                                                  -----------------------------------------
Net income                                        $ 284,879
                                                  ---------
Basic earnings per share
Income available to common stockholders           $ 284,879       1,622,792       $   0.18
                                                                                  ========
Effect of dilutive securities
Stock options                                            --          60,874
                                                  ---------       ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                               $ 284,879       1,683,666       $   0.17
                                                  =========       =========       ========


NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2001 to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2002. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002, AND JUNE 30, 2002

     Total consolidated assets of the Company decreased $936,000 to $182.2 million at September 30, 2002, from $183.2 million at June 30, 2002. This slight decline in total assets occurred as proceeds from maturing investment securities were used to fund loan growth, stock repurchases, and net deposit outflows.

     Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), were reduced $3.4 million to $9.5 million at September 30, 2002, from $12.9 million at June 30, 2002. A portion of the available overnight funds has been placed in certificates of deposit (CDs) with other financial institutions. Consequently, investment CDs increased $2.7 million during the quarter ended September 30, 2002. All certificates held are fully insured by the FDIC and most mature within six months.

     Investment securities, excluding investment CDs, decreased $4.1 million, or 10.8%, to $33.7 million at September 30, 2002, from $37.8 million at June 30, 2002. This portfolio is composed almost entirely of mortgage-related securities. As such, it has experienced rapid prepayments due to the low market rate environment.

     Net loans grew to $121.5 million at September 30, 2002, a $3.6 million increase from the $117.9 million at June 30, 2002. The growth occurred primarily in the consumer portfolio as indirect automobile loan originations increased. For the most recent quarter, indirect loan production totaled $16.0 million, of which 50.0% was sold. During the same period, $2.5 million of newly originated single family residential mortgage loans, or 32.7% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 40% to 60% of production range in the near-term.

     The allowance for loan losses increased to $915,000 at September 30, 2002, from $831,000 at June 30, 2002. The change was composed of $150,000 in provisions for losses and $66,000 in net charge-offs. The Company's allowance for loan losses represented 0.75% of total loans at September 30, 2002, a slight increase from the preceding quarter-end. Relative to nonperforming assets, the allowance for loan losses was 194.4% at September 30, 2002, compared to 268.9% at June 30, 2002.

     As the table below illustrates, the Company's nonperforming assets increased during the quarter ended September 30, 2002. The balances for both periods were composed chiefly of nonaccrual automobile loans. Given the current economic conditions, management intends to closely monitor the nonperforming asset trend.

                                                           September 30,     June 30,
                                                                2002           2002
                                                            (unaudited)
                                                           ============      ========

Loans accounted for on a nonaccrual basis                    $442,000        $292,000
Accruing loans past due 90 days or more                            --              --
                                                             --------        --------
Nonperforming loans                                          $442,000        $292,000
Real estate owned (net)                                            --              --
Other repossessed assets                                     $ 31,000        $ 17,000
                                                             --------        --------
     Total nonperforming assets                              $473,000        $309,000
                                                             ========        ========

Restructured loans                                                 --              --

Total loans delinquent 90 days or more to net loans              0.36%           0.25%
Total loans delinquent 90 days or more to total assets           0.24%           0.16%
Total nonperforming assets to total assets                       0.26%           0.17%


     Total deposits decreased $545,000 to $119.4 million at September 30, 2002, from $119.9 million at June 30, 2002. This nominal outflow was the product of a $3.7 million reduction in time deposits partially offset by a $3.2 million inflow of non-maturity deposit instruments. Borrowings remained unchanged leaving First Federal with substantial excess borrowing capacity under its blanket collateral agreement with the FHLB.

     Escrow balances grew $265,000 during the quarter ended September 30, 2002, reflecting normal seasonal fluctuations.

     Other liabilities, which include accrued expenses and miscellaneous payables, increased $580,000, or 39.6%, to $2.0 million during the quarter ended September 30, 2002. The change was attributed primarily to accrued interest on time deposits that pay interest semiannually.

     Total stockholders' equity decreased $1.2 million to $30.1 million at September 30, 2002, from $31.3 million at June 30, 2002. The reduction was attributable primarily to 100,701 shares of First Bancorp common stock repurchased at a total cost of $1.5 million. In addition, the Company paid a $0.17 per share cash dividend totaling $285,000. These activities were partially offset by the $399,000 of net income, a $95,000 allocation of ESOP and MRP shares, and a $46,000 tax benefit from employee benefit plans. Also, the net unrealized gain on securities available for sale declined $22,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001

     GENERAL. Net income for the quarter ended September 30, 2002, increased $114,000, or 40.0%, to $399,000 from $285,000 for the quarter ended September 30, 2001. Both the net interest income and noninterest income revenue streams improved while noninterest expenses remained relatively stable.

     The Company's net spread improved to 3.38% for the quarter ended September 30, 2002, from 2.72% for the quarter ended September 30, 2001. As a result, the annualized return on average assets improved to 0.87% for the quarter ended September 30, 2002, from 0.62% for the same quarter last year. The return on average equity improved 42.9% between the comparative quarters to 5.23% from 3.66%.

     NET INTEREST INCOME. The Company recognized $1.6 million of net interest income for the quarter ended September 30, 2002, an increase of $206,000, or 14.7%, from $1.4 million for the same period in 2001.

     Total interest income decreased $240,000 to $2.9 million for the quarter ended September 30, 2002, from $3.1 million for the same quarter in 2001. Although interest income from loans increased $80,000 between the comparative periods, interest income from investment securities and other interest-earning assets declined $320,000. Average loans outstanding increased to $119.6 million with an average yield of 7.58% for the quarter ended September 30, 2002, from $106.9 million with an average yield of 8.18% for the same period last year. The average balance of all other interest-earning assets was $48.5 million with an average yield of 4.89% for the quarter ended September 30, 2002, compared to an average balance of $61.7 million and an average yield of 5.92% for the same period in 2001. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

     Reduced interest expenses more than compensated for the lower interest revenues. During the quarter ended September 30, 2002, interest expenses totaled $1.3 million, or $446,000 below the $1.7 million recorded during the quarter ended September 30, 2001. The reduction was mainly the product of average deposits decreasing to $120.1 million for the quarter ended September 30, 2002, from $126.8 million for the quarter ended September 30, 2001, combined with the average cost of those deposits falling to 2.92% from 4.44% for the respective periods. Also, interest expense on FHLB advances was $393,000 on an average balance of $30.0 million in the most recent quarter compared to $310,000 on an average balance of $22.4 million for the same period a year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $150,000, the provision for loan losses for the quarter ended September 30, 2002, was $85,000 above the same quarter in 2001. The need for additional provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio along with rising delinquency and charge-off trends. For example, nonperforming loans represented 0.36% of total loans at September 30, 2002, compared to 0.16% a year earlier. Additionally, net charge-offs totaled $66,000 during the most recent quarter versus $41,000 during the same period last year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $449,000 for the quarter ended September 30, 2002, compared to $385,000 for the same period the preceding year, an increase of 16.6%. Net gains on loan sales, which increased $53,000 to $223,000 for the quarter ended September 30,2002, accounted for the majority of the change. In addition, the cash surrender value of bank-owned life insurance increased $52,000 during the most recent quarter compared to an increase of $29,000 in the same quarter in 2001 as $2.1 million of new policies were purchased in conjunction with a supplemental executive retirement program. Service charges on deposit accounts fell $26,000 to $77,000 for the quarter ended September 30, 2002, from $103,000 for the quarter ended September 30, 2001, due to the loss of a large corporate account. However, service charges on personal accounts increased slightly.

     NONINTEREST EXPENSE. At $1.3 million for the quarter ended September 30, 2002, total noninterest expense increased just $8,000 from the same quarter a year ago. Relative to average assets, such expenses increased only slightly to 2.81% from 2.79%.

     Salaries and employee benefits totaled $757,000 during the quarter ended September 30, 2002, compared to $785,000 for the same period in 2001. The reduction was attributed in large part to changes to retirement benefit plans.

     The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $4,000 due to a scheduled reduction in the amortization of the core deposit component. The core deposit intangible is being amortized over seven years with approximately five years remaining. Goodwill is being amortized straight-line over 25 years.

     Other noninterest expense increased $32,000 to $289,000 for the quarter ended September 30, 2002, as compared to $257,000 during the same period in 2001. The increase was distributed among numerous expense categories, most notably advertising/promotions and employee training.

     INCOME TAXES. Total income tax expense was $178,000 for the quarter ended September 30, 2002, compared to $116,000 for the same period in 2001. Effective tax rates for the quarters ended September 30, 2002 and 2001 approximated 30.9% and 28.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2002, cash and cash equivalents totaled $9.5 million, or 5.2% of total assets. Also, $2.6 million of investment securities mature within 12 months. At the same time, First Federal had commitments to fund loans, including loans in process, of $3.3 million.

     Certificates of deposit scheduled to mature in one year or less totaled $29.1 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $14.3 million remaining available to it under its borrowing arrangement with the FHLB as of September 30, 2002.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2002, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              -------------------- ------------------------- -------------------------
                                               Amount     Ratio       Amount      Ratio        Amount       Ratio
                                              --------- ---------- ------------ ------------ ------------ ------------
                                                                      (Dollars in Thousands)
As of September 30, 2002 (unaudited)
   Total capital (to risk weighted assets)     $25,398    22.48%      $9,040       8.00%       $11,300      10.00%
   Tier I capital (to risk weighted assets)     24,480    21.66        4,520       4.00          6,780       6.00
   Tier I capital (to adjusted total assets)    24,480    13.75        7,124       4.00          8,905       5.00

As of June 30, 2002
   Total capital (to risk weighted assets)     $24,736    22.39%      $8,839       8.00%        11,049      10.00%
   Tier I capital (to risk weighted assets)     23,901    21.63        4,420       4.00          6,630       6.00
   Tier I capital (to adjusted total assets)    23,901    13.32        7,179       4.00          8,974       5.00


     On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. The repurchase is being undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase program generally has been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. To date, 156,701 shares have been repurchased under the current program leaving 22,813 remaining to be purchased. First Bancorp has sufficient liquidity available to complete the current repurchase program without requiring additional Bank funds.

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


ITEM 3.
CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits
     None

b.   Forms 8-K
     The Company filed a Form 8-K on September 10, 2002, disclosing under Item 5 the date of the Company's annual meeting of shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FIRST BANCORP OF INDIANA, INC.


     Dated: November 12, 2002       By:  /s/ Harold Duncan
                                    ----------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)


     Dated: November 12, 2002       By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)

                                  CERTIFICATION

I, Harold Duncan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Bancorp of Indiana, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  November 12, 2002                      /s/ Harold Duncan
                                                   -----------------------------
                                                   Harold Duncan
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (principal executive officer)

                                  CERTIFICATION

I, George J. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Bancorp of Indiana, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  November 12, 2002                      /s/ George J. Smith
                                                   -----------------------------
                                                   George J. Smith
                                                   Treasurer
                                                   (principal financial officer)