Form 10QSB
period 2003-02-11
FIRST BANCORP OF INDIANA INC
filed 2003-02-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  -------------------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,684,364 of common stock, par value $0.01 per share, were outstanding as of February 4, 2003.

Transitional Small Business Disclosure Format (Check one):     Yes [ ] No [X]

                 FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                            Page
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                3
Item 2.   Management's Discussion and Analysis or Plan of Operation       10
Item 3.   Controls and Procedures                                         16

Part II   Other Information
Item 1.   Legal Proceedings                                               17
Item 2.   Changes in Securities                                           17
Item 3.   Defaults Upon Senior Securities                                 17
Item 4.   Submission of Matters to a Vote of Security Holders             17
Item 5.   Other Information                                               17
Item 6.   Exhibits and Reports on Form 8-K                                17



                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                  December 31,        June 30,
                                                                     2002               2002
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Assets
     Cash and due from banks                                     $   2,337,474      $   2,806,875
     Interest-bearing demand deposits                                6,149,130          9,039,082
     Federal funds sold                                              3,820,000          1,005,000
                                                                 ---------------    -------------
         Total cash and cash equivalents                            12,306,604         12,850,957
     Interest-bearing deposits                                       4,408,829            594,000
     Investment securities
       Available for sale                                            1,848,073          2,813,568
       Held to maturity                                             25,999,662         34,987,784
                                                                 ---------------    -------------
         Total investment securities                                27,847,735         37,801,352
     Loans                                                         122,550,909        118,765,069
     Allowance for loan losses                                        (995,850)          (831,149)
                                                                 ---------------    -------------
         Net loans                                                 121,555,059        117,933,920
     Premises and equipment                                          2,930,276          3,010,130
     Goodwill                                                        1,786,297          1,805,574
     Core deposit intangibles                                          352,865            391,738
     Federal Home Loan Bank stock                                    1,500,000          1,500,000
     Other assets                                                    7,561,786          7,274,647
                                                                 ---------------    -------------
         Total assets                                            $ 180,249,451      $ 183,162,318
                                                                 ===============    =============
Liabilities
     Deposits
      Non-interest bearing                                       $   4,822,870      $   4,655,224
      Interest bearing                                             112,474,819        115,260,025
                                                                 ---------------    -------------
         Total deposits                                            117,297,689        119,915,249
     Borrowings                                                     30,000,000         30,000,000
     Advances by borrowers for
       taxes and insurance                                             458,594            456,629
     Other liabilities                                               1,620,647          1,466,452
                                                                 ---------------    -------------
         Total liabilities                                         149,376,930        151,838,330
                                                                 ---------------    -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                                       22,724             22,724
     Additional paid-in capital                                     21,848,359         21,915,323
     Retained earnings                                              18,480,677         17,961,840
     Accumulated other comprehensive income                             74,833            111,615
                                                                 ---------------    -------------
                                                                    40,426,593         40,011,502

     Less:
     Unreleased employee stock ownership plan
     shares - 121,192 and 128,770 shares                            (1,237,147)        (1,314,504)
     Treasury stock - 588,036 and 520,209 shares                    (7,939,114)        (6,914,237)
     Unreleased MRP shares - 40,179 and 48,789 shares                 (377,811)          (458,773)
                                                                 ---------------    -------------
     Total stockholders' equity                                     30,872,521         31,323,988
                                                                 ---------------    -------------
         Total liabilities and stockholders' equity              $ 180,249,451      $ 183,162,318
                                                                 ===============    =============


     See notes to unaudited condensed consolidated financial statements


                  FIRST BANCORP OF INDIANA, INC.
                          AND SUBSIDIARY

                Consolidated Statements of Income
                                                                For the                        For the
                                                           Three Months Ended                Year To Date
                                                              December 31,                   December 31,
                                                        -------------------------     -------------------------
                                                           2002           2001           2002            2001
---------------------------------------------------------------------------------     -------------------------
                                                               (Unaudited)                   (Unaudited)

Interest Income
      Loans receivable                                  $2,265,291     $2,155,990     $4,531,553     $4,342,258
      Investment securities                                419,182        734,786        931,666      1,543,188
      Deposits with financial institutions                  47,933         86,359         92,760        162,118
      Federal funds sold                                     8,511          4,870         20,056         12,266
      Other interest and dividend income                    21,781         21,303         45,449         42,368
                                                        ----------     ----------     ----------     ----------
         Total interest income                           2,762,698      3,003,308      5,621,484      6,102,198
                                                        ----------     ----------     ----------     ----------

Interest Expense
      Deposits                                             778,710      1,218,006      1,654,654      2,624,277
      Borrowings                                           393,110        343,276        786,219        653,010
      Other                                                 22,539         21,368         45,078         42,735
                                                        ----------     ----------     ----------     ----------
          Total interest expense                         1,194,359      1,582,650      2,485,951      3,320,022
                                                        ----------     ----------     ----------     ----------

Net Interest Income                                      1,568,339      1,420,658      3,135,533      2,782,176

      Provision for Loan Losses                            150,000         95,000        300,000        160,000
                                                        ----------     ----------     ----------     ----------

Net Interest Income after Provision                      1,418,339      1,325,658      2,835,533      2,622,176

Noninterest Income
      Increase in cash surrender values
         of life insurance                                  51,512         28,528        103,024         57,056
      Net gains on loan sales                              247,927        275,791        470,778        446,073
      Service charges on deposit accounts                   88,594        113,333        165,444        216,621
      Other Income                                         125,056         71,952        223,005        155,021
                                                        ----------     ----------     ----------     ----------
          Total noninterest income                         513,089        489,604        962,251        874,771
                                                        ----------     ----------     ----------     ----------

Noninterest Expense
      Salaries and employee benefits                       810,994        807,127      1,568,451      1,592,311
      Net occupancy expense                                 66,114         69,401        135,450        138,785
      Equipment expense                                     86,267         75,200        164,474        149,253
      Amortization of intangible assets                     19,352         41,628         58,151         84,670
      Data processing fees                                  57,477         54,124        113,680        106,747
      Other expense                                        314,787        252,220        604,000        509,166
                                                        ----------     ----------     ----------     ----------
          Total noninterest expense                      1,354,991      1,299,700      2,644,206      2,580,932
                                                        ----------     ----------     ----------     ----------

Income Before Income Tax                                   576,437        515,562      1,153,578        916,015
      Income tax expense                                   171,300        149,604        349,544        265,178
                                                        ----------     ----------     ----------     ----------

Net Income                                              $  405,137     $  365,958     $  804,034     $  650,837
                                                        ==========     ==========     ==========     ==========
      Basic earnings per share                          $     0.27     $     0.23     $     0.53     $     0.40
      Diluted earnings per share                        $     0.26     $     0.22     $     0.51     $     0.39
      Weighted average shares outstanding - Basic        1,509,059      1,618,510      1,513,067      1,620,651
      Weighted average shares outstanding - Diluted      1,579,527      1,676,130      1,589,475      1,679,898


See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

                                                                                                                 Accumulated
                                                                                 Additional                         Other
                                             Comprehensive      Common            Paid-in        Retained       Comprehensive
                                                 Income         Stock             Capital        Earnings          Income
                                           --------------------------------------------------------------------------------------


Balances, June 30, 2002                                        $     22,724     $ 21,915,323     $ 17,961,840    $  111,615

   Net income                                $    398,897                                             398,897
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                      (22,280)                                                           (22,280)

   Cash dividends paid ($0.17 per share)                                                             (285,197)
   Employee Stock Ownership Plan
    shares allocated                                                                  17,124
   MRP shares allocated                                                               (1,198)
   Treasury shares purchased
   Tax benefit of employee
      benefit plans                                                                   45,868

                                             ------------
   Comprehensive income (unaudited)          $    376,617
                                             ============
                                                         -------------------------------------------------------------------------
Balances, Sept 30, 2002 (unaudited)                            $     22,724     $ 21,977,117     $ 18,075,540     $   89,335

   Net income                                $    405,137                                             405,137
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                      (14,502)                                                           (14,502)

   Employee Stock Ownership Plan
    shares allocated                                                                  16,299
   MRP shares allocated                                                               (1,198)
   Options exercised                                                                (143,859)

                                             ------------
   Comprehensive income (unaudited)          $    390,635
                                             ============
                                                               -------------------------------------------------------------------
Balances, Dec 31, 2002 (unaudited)                             $     22,724     $ 21,848,359     $ 18,480,677     $   74,833
                                                               ===================================================================



                                             Unallocated    Unallocated
                                                ESOP           MRP           Treasury
                                               Shares        Shares           Shares         Total
                                           -------------------------------------------------------------


Balances, June 30, 2002                     ($ 1,314,504)   ($  458,773)    ($ 6,914,237)   $ 31,323,988

   Net income                                                                                    398,897
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                                     (22,280)

   Cash dividends paid ($0.17 per share)                                                        (285,197)
   Employee Stock Ownership Plan
    shares allocated                              38,648                                          55,772
   MRP shares allocated                                           40,481                          39,283
   Treasury shares purchased                                                  (1,468,711)     (1,468,711)
   Tax benefit of employee
      benefit plans                                                                               45,868


   Comprehensive income (unaudited)

                                            ---------------------------------------------------------------
Balances, Sept 30, 2002 (unaudited)         ($ 1,275,856)   ($   418,292)   ($ 8,382,948)   $ 30,087,620

   Net income
      Other comprehensive income,                                                                405,137
      net of tax--Unrealized losses on
      securities (unaudited)                                                                     (14,502)

   Employee Stock Ownership Plan
    shares allocated                              38,709                                          55,008
   MRP shares allocated                                           40,481                          39,283
   Options exercised                                                             443,834         299,975


   Comprehensive income (unaudited)

                                            ---------------------------------------------------------------
Balances, Dec 31, 2002 (unaudited)          ($ 1,237,147)   ($   377,811)   ($ 7,939,114)   $ 30,872,521
                                            ===============================================================

See notes to unaudited condensed consolidated financial statements.

             FIRST BANCORP OF INDIANA
                  AND SUBSIDIARY

     Condensed Consolidated Statement of Cash Flows

                                                                          Year to Date
                                                                          December 31,
                                                                 ------------------------------
                                                                     2002                 2001
                                                                 ------------------------------
                                                                          (Unaudited)

Net Cash Provided (Used) by Operating Activities                 $  1,279,712      ($   105,392)

Investing Activities
   Net change in interest-bearing deposits                         (3,814,829)         (991,858)
   Proceeds from maturities of securities available for sale          944,399         1,572,907
   Proceeds from maturities of securities held to maturity          8,928,011        16,337,888
   Purchases of securities held to maturity                                 0       (16,031,664)
   Net change in loans                                             (3,809,402)       (3,627,219)
   Net purchases of premises and equipment                             (2,716)          (32,158)
   Purchase FHLB stock                                                      0          (365,300)

                                                                 ------------      ------------
      Net cash provided (used) by investing activities              2,245,463        (3,137,404)
                                                                 ------------      ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                       3,035,232         2,701,464
      Certificates of deposit                                      (5,652,792)       (4,427,069)
   Increase long-term debt                                                  0        10,000,000
   Advances by borrowers for taxes and insurance                        1,965          (113,111)
   Dividends paid                                                    (285,197)         (213,531)
   Purchase treasury shares                                        (1,468,711)         (543,200)
   Options exercised                                                  299,975            36,500
                                                                 ------------      ------------
         Net cash provided (used) by financing activities          (4,069,528)        7,441,053
                                                                 ------------      ------------

Net Change in Cash and Cash Equivalents                              (544,353)        4,198,257

Cash and Cash Equivalents, Beginning of Period                     12,850,957        10,486,870
                                                                 ------------      ------------

Cash and Cash Equivalents, End of Period                         $ 12,306,604      $ 14,685,127
                                                                 ============      ============

Additional Cash Flow Information
   Interest paid                                                 $  2,453,684      $  3,766,066
   Income tax paid                                                    340,000           205,618

   See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's annual report to shareholders.

NOTE 2 - LONG-TERM DEBT

     The following summarizes the Company's borrowings at December 31, and June 30, 2002. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-third of the mortgage advance balance is payable each May beginning in 2003.


                                                      December 31,             June 30,
                                                          2002                  2002
                                                      (unaudited)
                                                    ================      ================

Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005             $ 5,000,000           $ 5,000,000
   Fixed rate of 5.370%, due in February 2011             10,000,000            10,000,000
   Fixed rate of 4.830%, due in July 2011                 10,000,000            10,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                    5,000,000             5,000,000
                                                    ----------------      ----------------

     Total Federal Home Loan Bank advances               $30,000,000           $30,000,000
                                                    ================      ================

     Weighted average rate                                    5.128%                5.128%
                                                    ================      ================

NOTE 3 - INTANGIBLE ASSETS

     On November 18, 2000, the Company completed two branch acquisitions. The Company had been amortizing the unidentified intangible asset associated with these acquisitions pursuant to Statement of Financial Accounting Standards No. 72 - Accounting for Certain Acquisitions of Banking or Thrift Institutions (FAS
72). Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147 - Acquisitions of Certain Financial Institutions, which provided further guidance on the accounting for certain acquisitions of a financial institution.

     The Company has determined that the branch purchases meet the conditions outlined in FAS 147. Therefore, the Company is required to reclassify the unidentified intangible asset as goodwill and apply the provisions in Statements of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Effective October 1, 2002, the goodwill will no longer be amortized, but is subject to periodic impairment testing. As allowed by FAS 147, the Company has decided not to restate prior financial information. For the quarter ended September 30, 2002, $19,000 of goodwill was amortized and the accumulated amortization totaled $205,000. The accounting treatment for the core deposit intangible has not been affected by the adoption of FAS 147.

NOTE 4 - EARNINGS PER SHARE

     Earnings per share for the quarters ended December 31, 2002, and December 31, 2001, were computed as follows:

                                                      Quarter Ended December 31, 2002
                                                   --------------------------------------
                                                                  Weighted-
                                                                  Average       Per Share
                                                   Income          Shares         Amount
                                                   --------------------------------------

Net income                                         $ 405,137
                                                   ---------
Basic earnings per share
Income available to common stockholders            $ 405,137      1,509,059      $   0.27
                                                                                =========
Effect of dilutive securities
Stock options                                           --           58,895
Unvested MRP shares                                     --           11,573
                                                   ---------      ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                                $ 405,137      1,579,527      $   0.26
                                                   =========      =========     =========


                                                       Quarter Ended December 31, 2001
                                                   --------------------------------------
                                                                  Weighted-
                                                                  Average       Per Share
                                                   Income          Shares        Amount
                                                   --------------------------------------

Net income                                         $ 365,958
                                                   ---------
Basic earnings per share
Income available to common stockholders            $ 365,958      1,618,510     $   0.23
                                                                                =========
Effect of dilutive securities
Stock options                                           --           57,620
                                                   ---------      ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                                $ 365,958      1,676,130     $   0.22
                                                   =========      =========     =========



     Year-to-date earnings per share were computed as follows:

                                                   Six Months Ended December 31, 2002
                                                   ----------------------------------
                                                               Weighted-
                                                                Average    Per Share
                                                    Income      Shares      Amount
                                                  -----------------------------------

Net income                                         $ 804,034
                                                   ---------
Basic earnings per share
Income available to common stockholders            $ 804,034   1,513,067   $     0.53
                                                                           ==========
Effect of dilutive securities
Stock options                                           --        64,688
Unvested MRP shares                                     --        11,720
                                                   ---------   ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                                $ 804,034   1,589,475   $     0.51
                                                   =========   =========   ==========



                                                   Six Months Ended December 31, 2001
                                                   ----------------------------------
                                                               Weighted-
                                                                Average     Per Share
                                                   Income       Shares       Amount
                                                   ----------------------------------
Net income                                         $ 650,837
                                                   ---------
Basic earnings per share
Income available to common stockholders            $ 650,837   1,620,651   $   0.40
                                                                           ==========
Effect of dilutive securities
Stock options                                           --        59,247
                                                   ---------   ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                                $ 650,837   1,679,898   $   0.39
                                                   =========   =========   ==========


NOTE 5 - RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2001, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2002. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002, AND JUNE 30, 2002

     Total consolidated assets of the Company decreased $3.0 million to $180.2 million at December 31, 2002, from $183.2 million at June 30, 2002. This decline in total assets occurred as proceeds from repayments of investment securities were used to fund loan growth, stock repurchases, and net deposit outflows.

     Cash and cash equivalents, which consist largely of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), were reduced slightly to $12.3 million at December 31, 2002, from $12.9 million six months earlier. During the same period, certificates of deposit (CDs) with other financial institutions increased $3.8 million to $4.4 million. All of these CDs are fully insured by the FDIC and most mature within six months.

     Investment securities, excluding investment CDs, decreased $10.0 million, or 26.5%, to $27.8 million at December 31, 2002, from $37.8 million at June 30, 2002. This portfolio is composed almost entirely of mortgage-related securities. As such, it has experienced rapid prepayments due to the low market rate environment.

     Net loans grew to $121.6 million at December 31, 2002, a $3.7 million increase from the $117.9 million at June 30, 2002. The growth occurred primarily in the consumer portfolio as indirect automobile loan originations increased. For the most recent six-month period, indirect loan production totaled $29.7 million, of which 49.4% was sold. During the same period, $7.0 million of newly originated permanent single family residential mortgage loans, or 46.0% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 40% to 60% of production range in the near-term.

     The allowance for loan losses increased to $996,000 at December 31, 2002, from $831,000 at June 30, 2002. The change was composed of $300,000 in provisions for losses and $135,000 in net charge-offs. The Company's allowance for loan losses represented 0.81% of total loans at December 31, 2002, an increase from the 0.70% at June 30, 2002. Relative to nonperforming assets, the allowance for loan losses was 188.6% at December 31, 2002, compared to 268.9% at June 30, 2002.

     As the table below illustrates, the Company's nonperforming assets increased during the first six months of fiscal 2003. The balances for both periods were composed chiefly of nonaccrual automobile loans. Given the current economic conditions, management intends to closely monitor the nonperforming asset trend.

                                                       December 31,   June 30,
                                                          2002          2002
                                                       (unaudited)
                                                        ========      ========

Loans accounted for on a nonaccrual basis               $497,000      $292,000
Accruing loans past due 90 days or more                     --            --
                                                        --------      --------
Nonperforming loans                                     $497,000      $292,000
Real estate owned (net)                                     --            --
Other repossessed assets                                $ 31,000      $ 17,000
                                                        --------      --------
     Total nonperforming assets                         $528,000      $309,000
                                                        ========      ========

Restructured loans                                          --            --

Total loans delinquent 90 days or more to net loans         0.41%         0.25%
Total loans delinquent 90 days or more to total assets      0.28%         0.16%
Total nonperforming assets to total assets                  0.29%         0.17%

     Total deposits decreased $2.6 million to $117.3 million at December 31, 2002, from $119.9 million at June 30, 2002. This outflow was the product of a $5.7 million reduction in time deposits partially offset by a $3.1 million inflow of non-maturity deposit instruments. Borrowings remained unchanged leaving First Federal with substantial excess borrowing capacity under its blanket collateral agreement with the FHLB. At $459,000, escrow balances at December 31, 2002, were virtually unchanged from levels six months earlier.

     Other liabilities, which include accrued expenses and miscellaneous payables, increased $154,000 during the six-month period ending December 31, 2002, to $1.6 million, an increase of 10.7%. The increase was attributed to customer funds associated with construction loans and routine income tax adjustments.

     Total stockholders' equity decreased $451,000 to $30.9 million at December 31, 2002, from $31.3 million at June 30, 2002. The reduction was attributable primarily to 100,701 shares of First Bancorp common stock repurchased at a total cost of $1.5 million. In addition, the Company paid a $0.17 per share cash dividend totaling $285,000. These activities were partially offset by the $804,000 of net income, $300,000 received from the exercise of 32,874 options, a $189,000 allocation of ESOP and MRP shares, and a $46,000 tax benefit from employee benefit plans. In addition, the net unrealized gain on securities available for sale declined $37,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002, AND 2001

     GENERAL. Net income for the quarter ended December 31, 2002, increased $39,000, or 10.7%, to $405,000 from $366,000 for the quarter ended December 31, 2001, as both the net interest income and noninterest income revenue streams improved. Noninterest expenses also increased moderately.

     The Company's net interest spread improved to 3.43% for the quarter ended December 31, 2002, from 2.88% for the quarter ended December 31, 2001. As a result, the annualized return on average assets improved to 0.89% for the quarter ended December 31, 2002, from 0.78% for the same quarter last year. The return on average equity improved to 5.31% from 4.68% for the comparative quarters.

     NET INTEREST INCOME. The Company recognized $1.6 million of net interest income for the quarter ended December 31, 2002, an increase of $148,000, or 10.6%, from $1.4 million for the same period in 2001.

     Total interest income decreased $241,000 to $2.8 million for the quarter ended December 31, 2002, from $3.0 million for the same quarter in 2001. Although interest income from loans increased $109,000 between the comparative periods, interest income from investment securities and other interest-earning assets declined $350,000. Average loans outstanding increased to $122.3 million with an average yield of 7.41% for the quarter ended December 31, 2002, from $107.1 million with an average yield of 8.05% for the same period last year. The average aggregate balance of all other interest-earning assets was $44.4 million with an average yield of 4.49% for the quarter ended December 31, 2002, compared to an average balance of $64.3 million and an average yield of 5.27% for the same period in 2001. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

     Reduced interest expenses more than compensated for the lower interest revenues. During the quarter ended December 31, 2002, interest expenses totaled $1.2 million, or $388,000 below the $1.6 million recorded during the quarter ended December 31, 2001. The reduction was mainly the product of average deposits decreasing to $118.6 million for the quarter ended December 31, 2002, from $127.2 million for the quarter ended December 31, 2001, combined with the average cost of those deposits falling to 2.63% from 3.83% for the respective periods. Also, the average cost of FHLB advances decreased to 5.24% on an average balance of $30.0 million in the most recent quarter compared to a cost of 5.49% on an average balance of $25.0 million for the same period a year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $150,000, the provision for loan losses for the quarter ended December 31, 2002, was $55,000 above the same quarter in 2001. The need for additional provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio along with rising delinquency and charge-off trends. For example, nonperforming loans represented 0.41% of net loans at December 31, 2002, compared to 0.29% a year earlier. Additionally, net charge-offs totaled $69,000 during the most recent quarter versus $59,000 during the same period last year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $513,000 for the quarter ended December 31, 2002, compared to $490,000 for the same period the preceding year, an increase of 4.7%. The cash surrender value of bank-owned life insurance, which increased $52,000 during the most recent quarter compared to an increase of $29,000 in the same quarter in 2001, accounted for much of the change. New policies totaling $2.1 million were purchased in conjunction with a supplemental executive retirement program. In addition, earnings from the Bank's wholly-owned subsidiary grew to $30,000 for the quarter ended December 31, 2002, from $13,000 a year earlier. Conversely, net gains on loan sales decreased $28,000 between the same quarters while service charges on deposit accounts fell $25,000 to $89,000 for the quarter ended December 31, 2002, due to the loss of a large corporate account. However, service charges on personal accounts increased slightly.

     NONINTEREST EXPENSE. At $1.4 million for the quarter ended December 31, 2002, total noninterest expense increased just $55,000 from the same quarter a year ago. Relative to average assets, such expenses increased moderately to 2.89% from 2.79%.

     Salaries and employee benefits totaled $811,000 during the quarter ended December 31, 2002, compared to $807,000 for the same period in 2001. The slight increase was attributed to higher salary and medical insurance costs offset by changes in the retirement benefit plans.

     The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $22,000 between the comparable quarters due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization totaled $19,000 in previous quarters. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible is being amortized over seven years with approximately five years remaining.

     Other noninterest expense increased $63,000 to $315,000 for the quarter ended December 31, 2002, as compared to $252,000 during the same period in 2001. The increase was distributed among numerous expense categories, most notably professional fees and promotional expenses.

     INCOME TAXES. Total income tax expense was $171,000 for the quarter ended December 31, 2002, compared to $150,000 for the same period in 2001. Effective tax rates for the quarters ended December 31, 2002 and 2001 approximated 29.7% and 29.0%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2002, AND 2001

     GENERAL. At $804,000, net income for the six months ended December 31, 2002, was $153,000 or 23.5% above the $651,000 for the six months ended December 31, 2001. This change was primarily attributable to increases in net interest income and noninterest revenue. Higher noninterest expenses were also recognized.

     The Company's interest rate spread improved to 3.41% for the six months ended December 31, 2002, from 2.80% for the six months ended December 31, 2001. This improvement was reflected in the return on average assets that increased to 0.88% for the six months ended December 31, 2002, compared to 0.70% for the same period during in 2001. Likewise, the return on average equity improved to 5.27% for the six months ended December 31, 2002, compared to 4.17% for the same period in 2001.

     NET INTEREST INCOME. Net interest income for the six months ended December 31, 2002, increased $353,000 to $3.1 million from $2.8 million for the same period ended December 31, 2001.

     Total interest income decreased $481,000 during the six months ended December 31, 2002, to $5.6 million from $6.1 million. Although loans provided an additional $189,000, interest income from investment securities and deposits from other financial institutions fell a combined $681,000. Average loans outstanding increased to $121.0 million with an average yield of 7.49% for the six months ended December 31, 2002, from $107.0 million with an average yield of 8.12% for the same period the preceding year. The reduced earnings from investment securities were due to accelerated repayments in the portfolio of mortgage-backed securities and lower reinvestment yields. To illustrate, the average yield on investment securities was diluted to 5.56% for the six months ended December 31, 2002, from 6.23% for the same period in 2001. The average balance of these instruments declined to $33.5 million from $49.5 million for the respective periods. Similarly, the yield on deposits with financial institutions fell to 2.14% from 2.84% for the same periods.

     The lower interest revenue was more than offset by an $834,000 reduction in interest expenses. During the six months ended December 31, 2002, total interest expense fell to $2.5 million from $3.3 million during the six months ended December 31, 2001. This was the result of average deposits decreasing to $119.3 million for the six months ended December 31, 2002, from $127.0 million for the six months ended December 31, 2001. In addition, the average cost of those deposits declined to 2.77% from 4.13% for the same respective periods. Interest expense on borrowings from the Federal Home Loan Bank was $786,000 during the first half of fiscal 2003 compared to $653,000 for the same period one year ago on average borrowings of $30.0 million and $23.7 million, respectively.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $300,000, the provision for loan losses for the six months ended December 31, 2002, was $140,000 above the same period in 2001. The need for additional provisions reflects the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio along with rising delinquency and charge-off trends. For instance, loans totaling $135,000 were charged-off in the first half of fiscal 2003 versus $96,000 for the first half of fiscal 2002. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $962,000 for the six months ended December 31, 2002, compared to $875,000 for the same period the prior year, an increase of $87,000. Much of this change was provided by a $103,000 increase in the cash surrender value of bank-owned life insurance over the first six months of fiscal 2003 compared to $57,000 during the same period in fiscal 2002. New policies totaling $2.1 million were purchased in conjunction with a supplemental executive retirement program. In addition, the Company recognized gains on sales of mortgage and nonmortgage loans totaling $471,000 for the six months ended December 31, 2002, compared to $446,000 for the same period in 2001. However, service charges on deposit accounts slipped to $165,000 from $217,000 over the same timeframes due to the loss of a large corporate account. Other noninterest income increased $68,000 between the comparative six-month periods including a $36,000 rise in earnings from the Bank's wholly-owned service corporation.

     NONINTEREST EXPENSE. At $2.6 million, total noninterest expense for the six months ended December 31, 2002, increased just $63,000 from the same period the preceding year. Relative to average assets, noninterest expenses increased to an annualized 2.89% from 2.79%.

     Salaries and employee benefits were reduced $24,000 between the comparative periods due largely to changes in the retirement benefit plans.

     The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $27,000 between the comparable six month periods due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization had totaled $19,000 in previous quarters. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible is being amortized over seven years with approximately five years remaining.

     Other noninterest expense increased $95,000 to $604,000 for the six months ended December 31, 2002, compared to $509,000 during the same period in 2001. The increase was distributed among numerous expense categories, most notably advertising/promotional expenses and ATM fees.

     INCOME TAXES. Total income tax expense was $350,000 for the six months ended December 31, 2002, compared to $265,000 for the same period in 2001. The effective tax rates for the six month periods ended December 31, 2002 and 2001 were 30.3% and 28.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2002, cash and cash equivalents totaled $12.3 million, or 6.8% of total assets. Also, $3.5 million of investment securities, including investment certificates of deposit, mature within 12 months. Another $1.8 million of securities are accounted for as "available for sale" and carried at market value should they need to be sold. At the same time, First Federal had commitments to fund loans, including loans in process, of $5.5 million.

     Certificates of deposit scheduled to mature in one year or less totaled $36.8 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $14.6 million remaining available to it under its borrowing arrangement with the FHLB as of December 31, 2002.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2002, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum     Well Capitalized per
                                                    Actual             Required Capital        12 CFR Part 565
                                              -------------------------------------------------------------------
                                                  Amount   Ratio     Amount    Ratio          Amount    Ratio
                                              -------------------------------------------------------------------
                                                                    (Dollars in Thousands)
As of December 31, 2002 (unaudited)
-----------------------------------
   Total capital (to risk weighted assets)       $25,837   23.01%    $ 8,982    8.00%        $11,227    10.00%
   Tier I capital (to risk weighted assets)       25,002   22.27       4,491    4.00           6,736     6.00
   Tier I capital (to adjusted total assets)      25,002   14.22       7,034    4.00           8,793     5.00

As of June 30, 2002
-------------------
   Total capital (to risk weighted assets)       $24,736   22.39%    $ 8,839    8.00%        $11,049    10.00%
   Tier I capital (to risk weighted assets)       23,901   21.63       4,420    4.00           6,630     6.00
   Tier I capital (to adjusted total assets)      23,901   13.32       7,179    4.00           8,974     5.00

     On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. The repurchase is being undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase program generally has been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases may be considered. As of December 31, 2002, 156,701 shares had been repurchased under the current program leaving 22,813 remaining to be purchased. First Bancorp has sufficient liquidity available to complete the current repurchase program without requiring additional Bank funds.

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

                           PART II. OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

     Periodically, there have been various claims and lawsuits involving the Company and First Federal, such as claims to enforce liens, condemnation proceedings on properties in which First Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal's business. In the opinion of management, after consultation with the Company's and First Federal's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. Neither the Company nor First Federal is a party to any material pending legal proceedings.

ITEM 2.
CHANGES IN SECURITIES.

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on November 20, 2002. The results of the vote on the matters presented at the meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                          Vote For          Vote Withheld
                                          --------          -------------

       Harold Duncan                      1,422,951             128,000
       Daniel L. Schenk                   1,436,851             114,100

2. The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2003, was ratified by stockholders by the following vote:

      For  1,533,851          Against  17,100            Abstain  0

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits
         None

b.       Forms 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FIRST BANCORP OF INDIANA, INC.


Dated: February 11, 2003                        By: /s/ Harold Duncan
                                                --------------------------------
                                                Harold Duncan
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (principal executive officer)


Dated: February 11, 2003                        By: /s/ George J. Smith
                                                --------------------------------
                                                George J. Smith
                                                Treasurer
                                                (principal financial and
                                                 accounting officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  February 11, 2003                        /s/ Harold Duncan
                                                --------------------------------
                                                    Harold Duncan
                                                    Chief Executive Officer and
                                                    Chairman of the Board
                                                   (principal executive officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  February 11, 2003                        /s/George J. Smith
                                                --------------------------------
                                                   George J. Smith
                                                   Treasurer
                                                   (principal financial officer)