Form 10QSB
period 2003-03-31
FIRST BANCORP OF INDIANA INC
filed 2003-05-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,599,112 of common stock, par value $0.01 per share, were outstanding as of May 5, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                           Page
                                                                           ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                  3
Item 2.   Management's Discussion and Analysis or Plan of Operation         11
Item 3.   Controls and Procedures                                           17

Part II   Other Information
Item 1.   Legal Proceedings                                                 18
Item 2.   Changes in Securities                                             18
Item 3.   Defaults Upon Senior Securities                                   18
Item 4.   Submission of Matters to a Vote of Security Holders               18
Item 5.   Other Information                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                  18

                         FIRST BANCORP OF INDIANA, INC.
                                AND SUBSIDIARY
                         Consolidated Balance Sheets


                                                            March 31, 2003      June 30, 2002
---------------------------------------------------------------------------------------------
                                                             (Unaudited)
Assets
     Cash and due from banks                               $   3,110,116       $   2,806,875
     Interest-bearing demand deposits                          4,085,525           9,039,082
     Federal funds sold                                        3,093,000           1,005,000
                                                           -------------       -------------
         Total cash and cash equivalents                      10,288,641          12,850,957
     Interest-bearing deposits                                 2,600,408             594,000
     Investment securities
       Available for sale                                     16,813,098           2,813,568
       Held to maturity                                       21,416,382          34,987,784
                                                           -------------       -------------
         Total investment securities                          38,229,480          37,801,352
     Loans                                                   124,512,493         118,765,069
     Allowance for loan losses                                (1,034,198)           (831,149)
                                                           -------------       -------------
         Net loans                                           123,478,295         117,933,920
     Premises and equipment                                    2,869,073           3,010,130
     Goodwill                                                  1,786,297           1,805,574
     Core deposit intangibles                                    333,852             391,738
     Federal Home Loan Bank stock                              2,000,000           1,500,000
     Other assets                                              7,078,708           7,274,647

                                                           -------------       -------------
         Total assets                                      $ 188,664,754       $ 183,162,318
                                                           =============       =============

Liabilities
     Deposits
      Non-interest bearing                                 $   5,086,112       $   4,655,224
      Interest bearing                                       111,085,779         115,260,025
                                                           -------------       -------------
         Total deposits                                      116,171,891         119,915,249
     Borrowings                                               40,000,000          30,000,000
     Advances by borrowers for
       taxes and insurance                                       728,556             456,629
     Other liabilities                                         1,991,240           1,466,452
                                                           -------------       -------------
         Total liabilities                                   158,891,687         151,838,330
                                                           -------------       -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                                 22,724              22,724
     Additional paid-in capital                               21,869,033          21,915,323
     Retained earnings                                        18,404,113          17,961,840
     Accumulated other comprehensive income                       65,194             111,615
                                                           -------------       -------------
                                                              40,361,064          40,011,502

     Less:
     Unreleased employee stock ownership plan
     shares - 117,406 and 128,770 shares                      (1,198,499)         (1,314,504)
     Treasury stock - 653,288 and 520,209 shares              (9,052,167)         (6,914,237)
     Unreleased MRP shares - 35,874 and 48,789 shares           (337,331)           (458,773)

                                                           -------------       -------------
     Total stockholders' equity                               29,773,067          31,323,988

                                                           -------------       -------------
         Total liabilities and stockholders' equity        $ 188,664,754       $ 183,162,318
                                                           =============       =============


See notes to unaudited condensed consolidated financial statements

               FIRST BANCORP OF INDIANA, INC.
                       AND SUBSIDIARY

              Consolidated Statements of Income
                                                                            For the                           For the
                                                                      Three Months Ended                     Year To Date
                                                                           March 31,                          March 31,
                                                              --------------------------------- ---------------------------------
                                                                      2003             2002             2003             2002
----------------------------------------------------------------------------------------------- ---------------------------------
                                                                           (Unaudited)                       (Unaudited)

Interest Income
      Loans receivable                                            $ 2,169,465      $ 2,197,371      $ 6,701,018      $ 6,539,629
      Investment securities                                           328,807          536,962        1,260,474        2,080,150
      Deposits with financial institutions                             52,951           41,354          145,712          203,472
      Federal funds sold                                               24,712            2,107           44,767           14,373
      Other interest and dividend income                               19,269           18,533           64,718           60,901
                                                              ---------------- ---------------- ---------------- ----------------
          Total interest income                                     2,595,204        2,796,327        8,216,689        8,898,525
                                                              ---------------- ---------------- ---------------- ----------------

Interest Expense
      Deposits                                                        693,689        1,000,722        2,348,342        3,624,998
      Borrowings                                                      389,841          335,813        1,176,061          988,823
      Other                                                            24,416           22,074           69,494           64,809
                                                              ---------------- ---------------- ---------------- ----------------
          Total interest expense                                    1,107,946        1,358,609        3,593,897        4,678,630
                                                              ---------------- ---------------- ---------------- ----------------

Net Interest Income                                                 1,487,258        1,437,718        4,622,792        4,219,895

      Provision for Loan Losses                                       123,000          129,000          423,000          289,000
                                                              ---------------- ---------------- ---------------- ----------------

Net Interest Income after Provision                                 1,364,258        1,308,718        4,199,792        3,930,895

Noninterest Income
      Increase in cash surrender values
         of life insurance                                             59,447           27,601          162,471           84,657
      Net gains on loan sales                                         185,718          119,099          656,496          565,172
      Service charges on deposit accounts                              92,268           87,326          257,712          303,947
      Other Income                                                    152,940          115,382          375,945          270,402
                                                              ---------------- ---------------- ---------------- ----------------
          Total noninterest income                                    490,373          349,408        1,452,624        1,224,178
                                                              ---------------- ---------------- ---------------- ----------------

Noninterest Expense
      Salaries and employee benefits                                  850,842          817,463        2,419,294        2,409,774
      Net occupancy expense                                            73,735           65,972          209,185          204,757
      Equipment expense                                                84,619           65,836          249,094          215,089
      Amortization of intangible assets                                19,013           38,798           77,163          123,468
      Data processing fees                                             63,905           61,814          177,585          168,561
      Other expense                                                   346,665          329,752          950,665          838,918
                                                              ---------------- ---------------- ---------------- ----------------
          Total noninterest expense                                 1,438,779        1,379,635        4,082,986        3,960,567
                                                              ---------------- ---------------- ---------------- ----------------

Income Before Income Tax                                              415,852          278,491        1,569,430        1,194,506
      Income tax expense                                              113,423           70,025          462,967          335,203
                                                              ---------------- ---------------- ---------------- ----------------

Net Income                                                          $ 302,429        $ 208,466      $ 1,106,463        $ 859,303
                                                              ================ ================ ================ ================

      Basic earnings per share                                         $ 0.20           $ 0.13           $ 0.73           $ 0.53
      Diluted earnings per share                                       $ 0.19           $ 0.12           $ 0.70           $ 0.51
      Weighted average shares outstanding - Basic                   1,497,598        1,624,613        1,507,911        1,621,972
      Weighted average shares outstanding - Diluted                 1,577,445        1,690,851        1,585,465        1,683,549

See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
           Consolidated Statement of Changes in Stockholders' Equity


                                                                       Additional                         Other       Unallocated
                                          Comprehensive   Common        Paid-in       Retained        Comprehensive      ESOP
                                              Income       Stock        Capital       Earnings            Income        Shares
                                       ---------------------------------------------------------------------------------------------

Balances, June 30, 2002                                    $22,724    $21,915,323    $17,961,840          $111,615   ($1,314,504)

Net income                                      $398,897                                 398,897
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                       (22,280)                                                  (22,280)

Cash dividends paid ($0.17 per share)                                                   (285,197)
Employee Stock Ownership Plan
 shares allocated                                                          17,124                                         38,648
MRP shares allocated                                                       (1,198)
Treasury shares purchased
Tax benefit of employee
    benefit plans                                                          45,868
                                       ------------------
Comprehensive income (unaudited)                $376,617
                                       ==================

                                                         ---------------------------------------------------------------------------
Balances, Sept. 30, 2002 (unaudited)                       $22,724    $21,977,117    $18,075,540           $89,335   ($1,275,856)

Net income                                      $405,137                                 405,137
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                       (14,502)                                                  (14,502)

Employee Stock Ownership Plan
 shares allocated                                                          16,299                                         38,709
MRP shares allocated                                                       (1,198)
Options exercised                                                        (143,859)
                                       ------------------
Comprehensive income (unaudited)                $390,635
                                       ==================

                                                         ---------------------------------------------------------------------------
Balances, Dec 31, 2002 (unaudited)                         $22,724    $21,848,359    $18,480,677           $74,833   ($1,237,147)

Net income                                      $302,429                                 302,429
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                        (9,639)                                                   (9,639)

Cash dividends paid ($0.23 per share)                                                   (378,993)
Employee Stock Ownership Plan
 shares allocated                                                          21,872                                         38,648
MRP shares allocated                                                       (1,198)
Treasury shares purchased
                                       ------------------
Comprehensive income (unaudited)                $292,790
                                       ==================

                                                         ---------------------------------------------------------------------------
Balances, March 31, 2003 (unaudited)                       $22,724    $21,869,033    $18,404,113           $65,194   ($1,198,499)
                                                         ===========================================================================


                                                          Unallocated
                                                              MRP       Treasury
                                                            Shares       Shares        Total
Balances, June 30, 2002                                  ($458,773)  ($6,914,237)    $31,323,988
Net income                                                                               398,897
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                               (22,280)

Cash dividends paid ($0.17 per share)                                                   (285,197)

Employee Stock Ownership Plan
 shares allocated                                                                         55,772
MRP shares allocated                                        40,481                        39,283
Treasury shares purchased                                             (1,468,711)     (1,468,711)
Tax benefit of employee
    benefit plans                                                                         45,868

Comprehensive income (unaudited)
                                                          ----------------------------------------
Balances, Sept 30, 2002 (unaudited)                      ($418,292)  ($8,382,948)    $30,087,620



Net income                                                                               405,137
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                               (14,502)

Employee Stock Ownership Plan
 shares allocated                                                                         55,008
MRP shares allocated                                         40,481                       39,283
Options exercised                                                         443,834        299,975

Comprehensive income (unaudited)

                                                         ---------------------------------------
Balances, Dec 31, 2002 (unaudited)                        ($377,811)  ($7,939,114)   $30,872,521

Net income                                                                               302,429
    Other comprehensive income,
    net of tax--Unrealized losses on
    securities (unaudited)                                                                (9,639)

Cash dividends paid ($0.23 per share)                                                   (378,993)
Employee Stock Ownership Plan
 shares allocated                                                                         60,520
MRP shares allocated                                         40,480                       39,282
Treasury shares purchased                                             (1,113,053)     (1,113,053)

Comprehensive income (unaudited)

                                                         ---------------------------------------
 Balances, March 31, 2003 (unaudited)                     ($337,331) ($9,052,167)    $29,773,067
                                                         =======================================



                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statement of Cash Flows

                                                                            Year to Date
                                                                              March 31,

                                                                  -------------------------------
                                                                       2003                 2002
                                                                  -------------- ----------------
                                                                            (Unaudited)

Net Cash Provided by Operating Activities                         $  2,672,225       $  1,511,054

Investing Activities
   Net change in interest-bearing deposits                          (2,006,408)            99,000
   Proceeds from maturities of securities available for sale         1,359,364          3,496,902
   Proceeds from maturities of securities held to maturity          13,496,841         22,985,615
   Purchases of securities available for sale                      (15,389,725)                 0
   Purchases of securities held to maturity                                  0        (19,067,725)
   Net change in loans                                              (5,789,726)       (10,254,711)
   Net (purchases) or dispositions of premises and equipment            12,523            (85,205)
   Purchase FHLB stock                                                (500,000)          (365,300)

                                                                  ------------       ------------
      Net cash used by investing activities                         (8,817,131)        (3,191,424)
                                                                  ------------       ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                        3,431,043          2,867,462
      Certificates of deposit                                       (7,174,401)        (8,156,763)
   Increase long-term debt                                          10,000,000         10,000,000
   Advances by borrowers for taxes and insurance                       271,927            157,649
   Dividends paid                                                     (664,190)          (475,713)
   Purchase treasury shares                                         (2,581,764)          (663,350)
   Options exercised                                                   299,975             36,500

                                                                  ------------       ------------
         Net cash provided by financing activities                   3,582,590          3,765,785
                                                                  ------------       ------------

Net Change in Cash and Cash Equivalents                             (2,562,316)         2,085,415

Cash and Cash Equivalents, Beginning of Period                      12,850,957         10,486,870
                                                                  ------------       ------------

Cash and Cash Equivalents, End of Period                          $ 10,288,641       $ 12,572,285
                                                                  ============       ============

Additional Cash Flow Information
   Interest paid                                                  $  3,188,850       $  4,201,113
   Income tax paid                                                     543,000            460,618

   See notes to unaudited condensed consolidated financial statements

                FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

     At March 31, 2003, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.


                                                                          Three Months Ended March 31,
                                                                         2003                      2002
                                                                  --------------------      --------------------

Net Income, as reported                                                $302,429                  $208,466
Less:  Total stock-based employee compensation cost determined
       under the fair value based method, net of income taxes           (37,651)                  (31,499)
                                                                  --------------------      --------------------

Pro forma net income                                                   $264,778                  $176,967
                                                                  ====================      ====================

Earnings per share:
Basic - as reported                                                      $0.20                     $0.13
Basic - pro forma                                                         0.18                      0.11

Diluted - as reported                                                    $0.19                     $0.12
Diluted - pro forma                                                       0.17                      0.10

                                                                           Nine Months Ended March 31,
                                                                         2003                      2002
                                                                  --------------------      --------------------

Net Income, as reported                                                $1,106,463                  $859,303
Less:  Total stock-based employee compensation cost determined
       under the fair value based method, net of income taxes             (88,208)                  (94,496)
                                                                  --------------------      --------------------

Pro forma net income                                                   $1,018,255                  $764,807
                                                                  ====================      ====================

Earnings per share:
Basic - as reported                                                      $0.73                     $0.53
Basic - pro forma                                                         0.68                      0.47

Diluted - as reported                                                    $0.70                     $0.51
Diluted - pro forma                                                       0.64                      0.45

NOTE 3 - LONG-TERM DEBT

     The following summarizes the Company's borrowings at March 31, 2003, and June 30, 2002. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-third of the mortgage advance balance is payable each May beginning in 2003.

                                                                         March 31,              June 30,
                                                                            2003                  2002
                                                                      -----------------     -----------------
                                                                        (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005                               $ 5,000,000           $ 5,000,000
   Fixed rate of 5.370%, due in February 2011                               10,000,000            10,000,000
   Fixed rate of 4.830%, due in July 2011                                   10,000,000            10,000,000
   Fixed rate of 2.650%, due in March 2008                                   5,000,000
   Fixed rate of 2.100%, due in March 2008                                   5,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                                      5,000,000             5,000,000
                                                                      -----------------     -----------------

     Total Federal Home Loan Bank advances                                 $40,000,000           $30,000,000
                                                                      =================     =================

     Weighted average rate                                                      4.439%                5.128%
                                                                      =================     =================

NOTE 4 - INTANGIBLE ASSETS

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

     The Company determined that the branch purchases met the conditions outlined in FAS 147. Therefore, the Company was required to reclassify the unidentified intangible asset as goodwill and apply the provisions in Statements of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Effective October 1, 2002, the Company ceased amortizing the goodwill although it remains subject to periodic impairment testing. As allowed by FAS 147, the Company decided not to restate prior financial information. For the quarter ended September 30, 2002, $19,000 of goodwill was amortized and the accumulated amortization totaled $205,000. The accounting treatment for the core deposit intangible has not been affected by the adoption of FAS 147.

NOTE 5 - EARNINGS PER SHARE

     Earnings per share for the quarters ended March 31, 2003, and March 31, 2002, were computed as follows:

                                                            Quarter Ended March 31, 2003
                                            -----------------------------------------------------------
                                                       Income       Weighted-         Per Share
                                                                   Average Shares       Amount
                                            -----------------------------------------------------------

  Net income                                          $ 302,429
                                                      ---------

  Basic earnings per share
  Income available to common stockholders             $ 302,429         1,497,598       $   0.20
                                                                                        ========
  Effect of dilutive securities
  Stock options                                            --              66,473
  Unvested MRP shares                                      --              13,374
                                                       ---------         ---------

  Diluted earnings per share
  Income available to common stockholders and
  assumed conversions                                 $ 302,429         1,577,445       $   0.19
                                                      =========         =========       ========



                                                                  Quarter Ended March 31, 2002
                                                  -----------------------------------------------------
                                                       Income          Weighted-      Per Share
                                                                    Average Shares     Amount
                                                  -----------------------------------------------------

Net income                                            $ 208,466
                                                      ---------
Basic earnings per share
Income available to common stockholders               $ 208,466         1,624,613       $   0.13
                                                                                        ========

Effect of dilutive securities
Stock options                                              --              66,238
                                                      ---------         ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                                   $ 208,466         1,690,851       $   0.12
                                                      =========         =========       ========

Year-to-date earnings per share were computed as follows:

                                                                Nine Months Ended March 31, 2003
                                                  -----------------------------------------------------
                                                      Income           Weighted-     Per Share
                                                                    Average Shares     Amount
                                                  -----------------------------------------------------

Net income                                          $1,106,463
                                                     ---------

Basic earnings per share
Income available to common stockholders             $1,106,463          1,507,911         $   0.73
                                                                                          ========

Effect of dilutive securities
Stock options                                             --               65,283
Unvested MRP shares                                       --               12,271
                                                     --------           ---------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                                 $1,106,463          1,585,465         $   0.70
                                                     =========          =========         ========



                                                                 Nine Months Ended March 31, 2002
                                                   ----------------------------------------------------
                                                      Income           Weighted-      Per Share
                                                                    Average Shares     Amount
                                                   ----------------------------------------------------

Net income                                          $ 859,303
                                                     ---------

Basic earnings per share
Income available to common stockholders             $ 859,303         1,621,972         $   0.53
                                                                                        =========
Effect of dilutive securities
Stock options                                            --              61,577
                                                     ---------         ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                                 $ 859,303         1,683,549         $   0.51
                                                     =========         =========          ========


NOTE 5 - RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2002, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2003. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003, AND JUNE 30, 2002

     Total consolidated assets of the Company increased $5.5 million to $188.7 million at March 31, 2003, from $183.2 million at June 30, 2002. This increase was realized during the most recent quarter as the Company utilized wholesale borrowings to partially fund investment purchases. Aside from these recent transactions, proceeds from repayments of investment securities have been used to fund loan growth, stock repurchases, and net deposit outflows.

     Cash and cash equivalents, which consist largely of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), were reduced to $10.3 million at March 31, 2003, from $12.9 million nine months earlier. During the same period, certificates of deposit (CDs) with other financial institutions increased $2.0 million to $2.6 million. All of these CDs are fully insured by the FDIC and most mature within six months.

     Investment securities, excluding investment CDs, increased $428,000, or 1.1%, to $38.2 million at March 31, 2003, from $37.8 million at June 30, 2002. The increase occurred as a result of recent purchases totaling $15.0 million. Because this portfolio is composed almost entirely of mortgage-related securities, the more seasoned securities experienced rapid prepayments due to the low market rate environment.

     Net loans grew to $123.5 million at March 31, 2003, a nearly $5.6 million increase from the $117.9 million at June 30, 2002. The growth occurred primarily in the consumer portfolio as indirect automobile loan originations increased. For the most recent nine-month period, indirect loan production totaled $41.8 million, of which 47.3% was sold. During the same period, $10.1 million of newly originated permanent single family residential mortgage loans, or 38.8% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the range of 50% to 70% of production in the near-term.

     The allowance for loan losses increased to $1.0 million at March 31, 2003, from $831,000 at June 30, 2002. The change was composed of $423,000 in provisions for losses and $220,000 in net charge-offs. The Company's allowance for loan losses represented 0.83% of total loans at March 31, 2003, an increase from 0.70% at June 30, 2002. Relative to nonperforming assets, the allowance for loan losses was 233.6% at March 31, 2003, compared to 268.9% at June 30, 2002.

     As the table below illustrates, the Company's nonperforming assets increased during the first nine months of fiscal 2003. The balances for both periods were composed chiefly of nonaccrual automobile loans. Given the current economic conditions, management intends to closely monitor the nonperforming asset trend.



                                                                         March 31,              June 30,
                                                                            2003                  2002
                                                                      =================     =================
                                                                        (unaudited)

Loans accounted for on a nonaccrual basis                                     $400,000              $292,000
Accruing loans past due 90 days or more                                             --                    --
                                                                      -----------------     -----------------
Nonperforming loans                                                           $400,000              $292,000
Real estate owned (net)                                                             --                    --
Other repossessed assets                                                       $28,000               $17,000
                                                                      -----------------     -----------------
     Total nonperforming assets                                               $428,000              $309,000
                                                                      =================     =================

Restructured loans                                                                  --                    --

Total loans delinquent 90 days or more to net loans                              0.32%                 0.25%
Total loans delinquent 90 days or more to total assets                           0.21%                 0.16%
Total nonperforming assets to total assets                                       0.23%                 0.17%



     Total deposits decreased $3.7 million to $116.2 million at March 31, 2003, from $119.9 million at June 30, 2002. This outflow was the product of a $7.2 million reduction in time deposits partially offset by a $3.5 million inflow of non-maturity deposit instruments. Borrowings, which increased $10.0 million to $40.0 million at March 31, 2003, consisted entirely of FHLB advances. The most recent advances are secured by individual securities, leaving First Federal with substantial excess borrowing capacity under its blanket collateral agreement with the FHLB. At $729,000, escrow balances at March 31, 2003, were 59.6% above the levels nine months earlier due to normal seasonal fluctuations.

     Other liabilities, which include accrued expenses and miscellaneous payables, increased $525,000 during the nine-month period ending March 31, 2003, to $2.0 million, an increase of 35.6%. The increase was attributed primarily to accrued interest payable on deposit accounts and routine income tax adjustments.

     Total stockholders' equity decreased $1.5 million to $29.8 million at March 31, 2003, from $31.3 million at June 30, 2002. The reduction was attributable primarily to 165,701 shares of First Bancorp common stock repurchased at a total cost of $2.6 million. In addition, the Company paid cash dividends totaling $0.40 per share or $664,000. These activities were partially offset by the $1.1 million of net income, $300,000 received from the exercise of 32,874 options, a $289,000 allocation of ESOP and MRP shares, and a $46,000 tax benefit from employee benefit plans. In addition, the net unrealized gain on securities available for sale declined $46,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003, AND 2002

     GENERAL. Net income for the quarter ended March 31, 2003, increased $94,000, or 45.2%, to $302,000 from $208,000 for the quarter ended March 31,
2002, as both the net interest income and noninterest income revenue streams improved. Noninterest expenses also increased moderately.

     The Company's net interest spread improved to 3.27% for the quarter ended March 31, 2003, from 3.05% for the quarter ended March 31, 2002. As a result, the annualized return on average assets improved to 0.67% for the quarter ended March 31, 2003, from 0.46% for the same quarter last year. The return on average equity improved to 3.95% from 2.64% for the comparative quarters.

     NET INTEREST INCOME. The Company recognized $1.5 million of net interest income for the quarter ended March 31, 2003, an increase of $50,000, or 3.4%, from the same period in 2002.

     Total interest income decreased $201,000 to $2.6 million for the quarter ended March 31, 2003, from $2.8 million for the same quarter in 2002. Although interest income from loans decreased just $28,000 between the comparative periods, interest income from investment securities and other interest-earning assets declined $173,000. Average loans outstanding increased to $121.1 million with an average yield of 7.16% for the quarter ended March 31, 2003, from $114.6 million with an average yield of 7.67% for the same period last year. The average aggregate balance of all other interest-earning assets was $44.8 million with an average yield of 3.80% for the quarter ended March 31, 2003, compared to an average balance of $52.2 million and an average yield of 4.60% for the same period in 2002. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

     Reduced interest expenses more than compensated for the lower interest revenues. During the quarter ended March 31, 2003, interest expenses totaled $1.1 million, or $251,000 below the $1.4 million recorded during the quarter ended March 31, 2002. The reduction was mainly the product of average deposits decreasing to $116.8 million for the quarter ended March 31, 2003, from $122.4 million for the quarter ended March 31, 2002, combined with the average cost of those deposits falling to 2.38% from 3.27% for the respective periods. Also, the average cost of FHLB advances decreased to 5.05% on an average balance of $30.9 million in the most recent quarter compared to a cost of 5.38% on an average balance of $25.0 million for the same period a year ago.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $123,000, the provision for loan losses for the quarter ended March 31, 2003, was $6,000 below the same quarter in 2002. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio along with rising delinquency and charge-off trends. For example, nonperforming loans represented 0.32% of total loans at March 31, 2003, compared to 0.28% a year earlier. Net charge-offs totaled $85,000 during the most recent quarter versus $83,000 during the same period last year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $490,000 for the quarter ended March 31, 2003, compared to $349,000 for the same period the preceding year, an increase of 40.4%. Net gains on loan sales, which increased $67,000 between the comparative quarters, accounted for nearly half the change. Also, the cash surrender value of bank-owned life insurance added $59,000 during the most recent quarter compared to $28,000 for the same quarter in 2002. The remainder of the change in noninterest income was distributed among numerous accounts, most notably miscellaneous loan fees and earnings from pass-through equity investments held by the Bank's wholly-owned service corporation.

     NONINTEREST EXPENSE. At $1.4 million for the quarter ended March 31, 2003, total noninterest expense increased just $59,000 from the same quarter a year ago. Relative to average assets, such expenses increased moderately to 3.17% from 3.04%.

     Salaries and employee benefits totaled $851,000 during the quarter ended March 31, 2003, compared to $817,000 for the same period in 2002. The increase was attributed to higher salary and medical insurance costs partially offset by changes in retirement benefit plans.

     The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $20,000 between the comparative quarters due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization totaled $19,000 in the quarters preceding the adoption of FAS 147. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible is being amortized over seven years with approximately five years remaining.

     Other noninterest expense increased $17,000 to $347,000 for the quarter ended March 31, 2003, as compared to $330,000 during the same period in 2002. The increase was distributed among numerous expense categories, most notably professional fees and promotional expenses.

     INCOME TAXES. Total income tax expense was $113,000 for the quarter ended March 31, 2003, compared to $70,000 for the same period in 2002. Effective tax rates for the quarters ended March 31, 2003 and 2002 approximated 27.3% and 25.1%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2003, AND
2002

     GENERAL. At $1.1 million, net income for the nine months ended March 31, 2003, was $247,000 or 28.8% above the $859,000 for the nine months ended March 31, 2002. This change was primarily attributable to increases in net interest income and noninterest revenue. Higher noninterest expenses were also recognized.

     The Company's interest rate spread improved to 3.36% for the nine months ended March 31, 2003, from 2.88% for the nine months ended March 31, 2002. This improvement was reflected in the return on average assets that increased to 0.81% for the nine months ended March 31, 2003, compared to 0.62% for the same period in 2002. Likewise, the return on average equity improved to 4.83% for the nine months ended March 31, 2003, compared to 3.66% for the same period in 2002.

     NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2003, increased $403,000 to $4.6 million from $4.2 million for the same timeframe in fiscal 2002.

     Total interest income decreased $682,000 during the nine months ended March 31, 2003, to $8.2 million from $8.9 million. Although loans provided an additional $161,000, interest income from investment securities and deposits from other financial institutions fell a combined $877,000. Average loans outstanding increased to $121.0 million with an average yield of 7.38% for the nine months ended March 31, 2003, from $109.5 million with an average yield of 7.96% for the same period the preceding fiscal year. The reduced earnings from investment securities were due to accelerated repayments in the portfolio of mortgage-backed securities and lower reinvestment yields. To illustrate, the average yield on investment securities was diluted to 5.40% for the nine months ended March 31, 2003, from 5.89% for the same period in fiscal 2002. The average balance of these instruments declined to $31.1 million from $47.1 million for the respective periods. Similarly, the combined yield on deposits with financial institutions and fed funds sold fell to 1.92% from 2.61% for the same periods.

     The lower interest revenue was more than offset by a $1.1 million reduction in interest expenses. During the nine months ended March 31, 2003, total interest expense fell to $3.6 million from $4.7 million during the nine months ended March 31, 2002. This was the result of average deposits decreasing to $118.5 million for the nine months ended March 31, 2003, from $125.5 million for the nine months ended March 31, 2002. In addition, the average cost of those deposits declined to 2.64% from 3.85% for the same respective periods. Interest expense on borrowings from the Federal Home Loan Bank was $1.2 million during the first three quarters of fiscal 2003 compared to $989,000 for the same period one year ago on average borrowings of $30.3 million and $24.1 million, respectively.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $423,000, the provision for loan losses for the nine months ended March 31, 2003, was $134,000 above the same period in fiscal 2002. The need for additional provisions reflects the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio along with rising delinquency and charge-off trends. For instance, loans totaling $220,000 were charged-off, net of recoveries, in the first three quarters of fiscal 2003 versus $180,000 for the first three quarters of fiscal 2002. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $1.5 million for the nine months ended March 31, 2003, compared to $1.2 million for the same period the prior year, an increase of $228,000. A portion of this change was provided by a $162,000 increase in the cash surrender value of bank-owned life insurance over the first nine months of fiscal 2003 compared to $85,000 during the same period in fiscal 2002. New policies totaling $2.1 million were purchased in conjunction with a supplemental executive retirement program. In addition, the Company recognized gains on sales of mortgage and nonmortgage loans totaling $656,000 for the nine months ended March 31, 2003, compared to $565,000 for the same period in fiscal 2002. However, service charges on deposit accounts slipped to $258,000 from $304,000 over the same timeframes due to the loss of a large corporate account. Other noninterest income increased $106,000 between the comparative nine-month periods including a $47,000 climb in earnings on pass-through investments held by the Bank's wholly-owned service corporation.

     NONINTEREST EXPENSE. At $4.1 million, total noninterest expense for the nine months ended March 31, 2003, increased $122,000 from the same period the preceding year. Relative to average assets, noninterest expenses increased to an annualized 2.98% from 2.87%.

     Salaries and employee benefits increased just $10,000 between the comparative periods due largely to changes in retirement benefit plans which nearly offset increased salaries and wages.

     The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $46,000 between the comparable nine month periods due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization had totaled $19,000 in previous quarters. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible is being amortized over seven years with approximately five years remaining.

     Equipment expense rose $34,000 to $249,000 for the nine months ended March 31, 2003, compared to $215,000 during the same period in fiscal 2002 due primarily to software purchases and/or licensing. Other noninterest expense increased $112,000 between the same periods. The increase was distributed among numerous expense categories, most notably advertising/promotional expenses and ATM fees.

     INCOME TAXES. Total income tax expense was $463,000 for the nine months ended March 31, 2003, compared to $335,000 for the same period the preceding year. The effective tax rates for the nine-month periods ended March 31, 2003 and 2002, respectively, were 29.5% and 28.1%.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2003, cash and cash equivalents totaled $10.3 million, or 5.5% of total assets. Also, $1.8 million of investment securities, including investment certificates of deposit, mature within 12 months. Another $16.8 million of securities are accounted for as "available for sale" and carried at market value should they need to be sold. At the same time, First Federal had commitments to fund loans, including loans in process, of $8.3 million.

     Certificates of deposit scheduled to mature in one year or less totaled $37.6 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $17.4 million remaining available to it under its borrowing arrangement with the FHLB as of March 31, 2003.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2003, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              ------------------------------------------------------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                              ------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
As of March 31, 2003 (unaudited)
--------------------------------
   Total capital (to risk weighted assets)     $26,288    22.66%      $9,279       8.00%       $11,599      10.00%
   Tier I capital (to risk weighted assets)     25,453    21.94        4,640       4.00          6,959       6.00
   Tier I capital (to adjusted total assets)    25,453    13.70        7,431       4.00          9,288       5.00

As of June 30, 2002
-------------------
   Total capital (to risk weighted assets)     $24,736    22.39%      $8,839       8.00%       $11,049      10.00%
   Tier I capital (to risk weighted assets)     23,901    21.63        4,420       4.00          6,630       6.00
   Tier I capital (to adjusted total assets)    23,901    13.32        7,179       4.00          8,974       5.00

     On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. The remaining 22,813 shares under this program were repurchased during the most recent quarter. Therefore, another stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. These repurchase programs have been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of March 31, 2003, 42,187 shares had been repurchased under the current program leaving 123,988 remaining to be purchased.

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

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits
     99.1 - Section 906 Certification for Harold Duncan.
     99.2 - Section 906 Certification for George J. Smith.

b.       Forms 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FIRST BANCORP OF INDIANA, INC.


Dated: May 12, 2003                 By:  /s/ Harold Duncan
                                    ----------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)


Dated: May 12, 2003                 By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)

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



Date:  May 12, 2003                                /s/ Harold Duncan
                                                   -----------------------------
                                                   Harold Duncan
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (principal executive officer)

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



Date:  May 12, 2003                                /s/ George J. Smith
                                                   -----------------------------
                                                   George J. Smith
                                                   Treasurer
                                                   (principal financial officer)