Form 10KSB
period 2003-03-31
FIRST BANCORP OF INDIANA INC
filed 2003-09-26
CIK 1074543

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Issuer's telephone number: (812) 423-3196
      Securities registered under Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year were $13,147,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $26.8 million based upon the closing price of $19.81 as quoted on the Nasdaq National Market for September 16, 2003. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

      As of September 16, 2003, the issuer had 1,608,592 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                                                            Page

PART I

Item 1.  Description of Business...............................................3

Item 2.  Description of Property..............................................26

Item 3.  Legal Proceedings....................................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............27

Item 6.  Management's Discussion and Analysis or Plan of Operation............27

Item 7.  Financial Statements.................................................40

Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................40

Item 8A. Controls and Procedures..............................................40

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................40

Item 10. Executive Compensation...............................................41

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................41

Item 12. Certain Relationships and Related Transactions.......................41

Item 13. Exhibits and Reports on Form 8-K.....................................41

SIGNATURES

      This Annual Report on Form 10-KSB contains certain forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake - and we specifically disclaim any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General

      First Bancorp of Indiana, Inc. ("First Bancorp"), headquartered in Evansville, Indiana, is the holding company for First Federal Savings Bank ("First Federal"). First Bancorp's sole business activity is the ownership of all of First Federal's capital stock. First Bancorp does not transact any material business other than through its subsidiary, First Federal. First Bancorp is subject to the regulation of the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). The common stock of First Bancorp is listed on the Nasdaq National Market under the symbol FBEI.

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

     First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. At June 30, 2002, which is the most recent date for which data is available from the FDIC, First Federal held 2.9% of the deposits in the Evansville, Indiana - Henderson, Kentucky Metropolitan Statistical Area. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources. Due to its relatively small size, First Federal has fewer resources to devote to marketing and is less able to take advantage of technological advancements. Competition for deposits and the origination of loans could limit First Federal's growth in the future.

Lending Activities

      The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                                          At June 30,
                                    -----------------------------------------------------------------------------------------
                                              2003                             2002                           2001
                                    -------------------------       -------------------------       -------------------------
                                                    Percent                         Percent                         Percent
                                       Amount       of Total           Amount      of Total            Amount       of Total
                                    -----------   -----------       -----------   -----------       -----------   -----------
                                                                     (Dollars in thousands)
Mortgage loans:
   One- to four-family .......      $    65,716         46.77%      $    67,160         55.80%      $    65,257         59.22%
   Construction ..............            6,131          4.36             2,959          2.46             4,405          4.00
   Commercial and multi-family            2,897          2.06             4,384          3.64             2,938          2.67
                                    -----------   -----------       -----------   -----------       -----------   -----------
      Total mortgage loans ...           74,744         53.19            74,503         61.90            72,600         65.89
Consumer lines of credit .....            4,358          3.10             4,462          3.71             5,895          5.35
Savings account loans ........              170          0.12               181          0.15               369          0.33
Commercial business loans ....            7,519          5.35             5,064          4.21             4,415          4.01
Consumer loans ...............           53,721         38.24            36,138         30.03            26,910         24.42
                                    -----------   -----------       -----------   -----------       -----------   -----------
      Total loans ............          140,512        100.00%          120,348        100.00%          110,189        100.00%
                                    -----------   ===========       -----------   ===========       -----------   ===========

Less:
   Undisbursed loan funds ....            4,224                           1,369                           2,502
   Net deferred loan fees ....              165                             214                             208
   Allowance for loan losses .            1,101                             831                             661
                                    -----------                     -----------                     -----------
Net loans ....................      $   135,022                     $   117,934                     $   106,818
                                    ===========                     ===========                     ===========

      The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

                                                            Amount Due
                                    -----------------------------------------------------------
                                                               After
                                                After One      Three
                                                   Year        Years        After
                                                 Through      Through     Five Years
                                     Within       Three        Five        Through      Beyond
                                    One Year      Years        Years       10 Years    10 Years        Total
                                    --------    ---------     -------     ----------   --------      --------
                                                                 (In thousands)
Mortgage loans:
   One- to four-family .......      $ 4,339      $ 6,729      $ 9,310      $14,832      $30,506      $ 65,716
   Construction ..............          946        2,120          138          420        2,507         6,131
   Commercial and multi-family          162          379        1,457          884           15         2,897
Consumer lines of credit .....          579        1,224        1,314        1,241           --         4,358
Savings account loans ........          170           --           --           --           --           170
Commercial business loans ....        3,065        2,198        1,047          843          366         7,519
Consumer loans ...............       14,092       25,751       13,724          154           --        53,721
                                    -------      -------      -------      -------      -------      --------
      Total ..................      $23,353      $38,401      $26,990      $18,374      $33,394      $140,512
                                    =======      =======      =======      =======      =======      ========

      The following table sets forth, as of June 30, 2003, the dollar amount of all loans due or repricing after June 30, 2004, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

                                                                       Floating or
                                                                        Adjustable
                                                      Fixed-Rate          Rate
                                                      ----------       -----------
                                                              (In thousands)
Mortgage loans:
   One- to four-family ......................          $ 59,052          $ 6,664
   Construction .............................             6,131               --
   Commercial and multi-family ..............             2,897               --
Consumer lines of credit ....................               177            4,181
Savings account loans .......................               170               --
Commercial business loans ...................             3,983            3,536
Consumer loans ..............................            53,652               69
                                                       --------          -------
         Total ..............................          $126,062          $14,450
                                                       ========          =======

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

     Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2003, First Federal had 18 outstanding construction loans to builders totaling $1.8 million. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2003, First Federal had one such loan outstanding for $6,000. In addition, First Federal occasionally finances the development of residential building lots. These may be either fixed- or adjustable-rate loans. At June 30, 2003, there were two such loans with outstanding balances totaling $694,000.

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

      Commercial Business Loans. First Federal offers a variety of commercial loan products that include term loans for equipment financing, term loans for business acquisitions, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to 5 years and are generally amortized over a 15 year period. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to prime rate as published in The Wall Street Journal. Furthermore, as
                           ------------------------
circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

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

      First Federal originates automobile loans through approximately 110 automobile dealers in southern Indiana, Kentucky, northern Tennessee, Missouri and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc. Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

      During the year ended June 30, 2003, First Federal originated and retained for its own portfolio $40.3 million in automobile loans. At June 30, 2003, indirect automobile loans constituted 37.47% of total loans. First Federal has a contractual relationship with another financial institution under which it sells indirect automobile loans on a flow basis for an origination fee of approximately 1.5% of the loan amount. This contract defines the criteria to be satisfied for loans to be eligible for sale to the purchasing institution. First Federal sells all loans with servicing released and without recourse to First Federal. Interest rates are determined by reference to the rate sheet in effect on the date the loan was closed and approved by the financial institution purchasing the loan. Under the terms of its arrangement, First Federal has no minimum or maximum delivery requirements. This eliminates the risk that First Federal will not be able to sell the loans and that an increase in market interest rates will reduce the value of the loans before they can be sold.

     In fiscal year 2003, First Federal sold 41.6% of its indirect automobile loan production and retained the remainder for its own portfolio, increasing its consumer loan portfolio to $53.7 million. First Federal believes that it will benefit from the higher yields earned on consumer loans and that the shorter duration of consumer loans will improve First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

     First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2003, First Federal had $4.2 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $7.7 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

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

      At June 30, 2003, First Federal was servicing loans for others (Fannie
Mae) amounting to approximately $32.0 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                           Years Ended June 30,
                                                 ---------------------------------------
                                                   2003            2002           2001
                                                 ---------       --------       --------
                                                              (In thousands)
Loans originated:
Mortgage loans:
   One- to four-family ....................      $  37,785       $ 30,514       $ 22,023
   Construction ...........................          8,199          6,327          2,861
   Commercial and multi-family ............            310          2,706          3,010
Consumer lines of credit ..................          3,644          3,007          2,547
Savings account loans .....................            342            384            777
Commercial business loans .................          3,928          2,421          6,236
Consumer loans ............................         66,551         45,786         34,771
                                                 ---------       --------       --------
      Total loans originated ..............        120,759         91,145         72,225

Loans purchased ...........................             --             --         24,036

Loans sold ................................         46,174         34,159         29,280

Loan principal repayments .................         48,046         36,783         24,601
Increase (decrease) in other items, net ...         (9,451)        (9,087)        (1,939)
                                                 ---------       --------       --------

Net increase (decrease) in loans receivable      $  17,088       $ 11,116       $ 40,441
                                                 =========       ========       ========

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

                                                                                 At June 30,
                                                                  ------------------------------------------
                                                                  2003               2002               2001
                                                                  ----               ----               ----
                                                                            (Dollars in thousands)
Loans accounted for on a nonaccrual basis ....................    $388               $292               $146
Accruing loans past due 90 days or more ......................      --                 --                 --
                                                                  ----               ----               ----
Nonperforming loans ..........................................     388                292                146
Real estate owned (net) ......................................      --                 --                 --
Other repossessed assets .....................................      29                 17                 14
                                                                  ----               ----               ----
      Total nonperforming assets .............................    $417               $309               $160
                                                                  ====               ====               ====

Restructured loans ...........................................      --                 --                 --

Total loans delinquent 90 days or more to net loans ..........    0.28%              0.25%              0.14%
Total loans delinquent 90 days or more to total assets .......    0.21%              0.16%              0.08%
Total nonperforming assets to total assets ...................    0.22%              0.17%              0.09%

      Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2003, First Federal had no real estate owned.

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

      First Federal reviews and classifies its assets on a monthly basis. At June 30, 2003 First Federal classified as substandard $955,000 of loans and no other assets. Assets classified as doubtful totaled $29,000 as of that date, but none were classified loss. At such date First Federal had loans aggregating $1,022,000 designated as special mention. First Federal had no impaired loans at June 30, 2003 or 2002.

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

      At June 30, 2003, First Federal had an allowance for loan losses of $1,101,000 which represented 0.81% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                            Years Ended June 30,
                                                              -----------------------------------------------
                                                                2003                 2002                2001
                                                              -------               -----               -----
                                                                           (Dollars in thousands)
Allowance at beginning of period ........................     $   831               $ 661               $ 396
Provision for loan losses ...............................         563                 404                 443
Recoveries ..............................................          14                   6                   6
Charge-offs .............................................        (307)               (240)               (184)
                                                              -------               -----               -----
Net charge-offs .........................................         293                 234                 178
                                                              -------               -----               -----
   Allowance at end of period ...........................     $ 1,101               $ 831               $ 661
                                                              =======               =====               =====

Ratio of allowance to total loans
   outstanding at the end of the period .................         .81%                .70%                .62%

Ratio of net charge-offs to average loans
   outstanding during the period ........................         .24%                .21%                .21%

Allowance for loan losses to nonperforming loans ........      284.50%             284.59%             452.74%

      The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                                         At June 30,
                                                         --------------------------------------------------------------------------
                                                                 2003                        2002                       2001
                                                         --------------------         ------------------         ------------------
                                                                        % of                      % of                        % of
                                                                      Loans in                  Loans in                    Loans in
                                                                        Each                      Each                        Each
                                                                      Category                  Category                    Category
                                                                      to Total                  to Total                    to Total
                                                         Amount         Loans         Amount      Loans          Amount       Loans
                                                         ------        ------         ------      ------         ------      ------
                                                                                    (Dollars in thousands)
Mortgage loans ..................................        $  419         51.13%        $  398       58.26%        $  355       63.22%
Consumer and other loans ........................           532         41.46            363       33.89            261       30.10
Commercial loans ................................           150          7.41             70        7.85             45        6.68
Unallocated .....................................            --           N/A             --         N/A             --         N/A
                                                         ------        ------         ------      ------         ------      ------

   Total allowance for loan losses ..............        $1,101        100.00%        $  831      100.00%        $  661      100.00%
                                                         ======        ======         ======      ======         ======      ======

Investment Activities

      First Federal is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Indianapolis, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like First Federal are also required to maintain an investment in FHLB stock.

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

      First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 12.7% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 2003, 67.5% of First Federal's mortgage-backed securities were adjustable rate and 32.5% were fixed rate.

      Of First Federal's $32.0 million mortgage-backed securities portfolio at June 30, 2003, $5.6 million had contractual maturities within ten years and $26.4 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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

      The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.

                                                                  At June 30,
                                                   -----------------------------------------
                                                     2003             2002             2001
                                                   -------          -------          -------
                                                                 (In thousands)
Available for sale:
U.S. Government agency obligations ............    $    --          $    --          $ 1,023
Corporate obligations .........................         --              440              920
Mortgage-backed securities ....................     14,376            2,374            4,980
                                                   -------          -------          -------
   Total available for sale ...................     14,376            2,814            6,923

Held to maturity:
U.S. Government agency obligations ............         --               --            2,000
Collateralized auto obligations ...............         --               --               --
Corporate obligations .........................         --               --            2,013
Mortgage-backed securities ....................     17,581           34,988           32,544
Commercial paper ..............................         --               --            3,493
                                                   -------          -------          -------
   Total held to maturity .....................     17,581           34,988           40,050
                                                   -------          -------          -------
      Total ...................................    $31,957          $37,802          $46,973
                                                   =======          =======          =======

      The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities) which had an aggregate book value in excess of 10% of First Federal's retained earnings at the date indicated.

                                                                       At June 30, 2003
                                                                   -----------------------
                                                                   Carrying         Market
                                                                     Value           Value
                                                                   -------          ------
                                                                        (In thousands)
Washington Mutual 2003 AR1 Mortgage-Backed Security .........       $6,463          $6,468
                                                                    ------          ------
      Total .................................................       $6,463          $6,468
                                                                    ======          ======

      This is a mortgage loan asset-backed security issued and serviced by Washington Mutual, a Washington corporation, and represents undivided ownership interests in a pool of closed-end mortgage loans containing risks consistent with the risks inherent with mortgage-backed securities. This security has been rated AAA by Standard & Poor's Ratings Services and Aaa by Moody's Investor's Service, Inc.

      The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 2003. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                 More Than                More Than
                                         One Year                  One to                  Five to                  More Than
                                         Or Less                Five Years                Ten Years                 Ten Years
                                   --------------------    ---------------------     ---------------------     --------------------
                                     Amount     Yield        Amount      Yield         Amount      Yield         Amount      Yield
                                   ---------   --------    ---------    --------     ---------    --------     ---------   --------
                                                                       (Dollars in thousands)
Available for sale:
U.S. Government agency
   obligations .................   $      --         --%   $      --          --%    $      --          --%    $      --         --%
Corporate obligations ..........          --         --           --          --            --          --            --         --
Mortgage-backed securities .....          --         --          113        7.70            87        7.53        14,176       3.67
                                   ---------               ---------                 ---------                 ---------
   Total available for sale ....   $      --         --%   $     113        7.70%    $      87        7.53%    $  14,176       3.67%

Held to maturity:
U.S. Government agency
   obligations .................   $      --         --%   $      --          --%    $      --          --%    $      --         --%
Corporate obligations ..........          --         --           --          --            --          --            --         --
Mortgage-backed securities .....          46       6.79           44        8.69         5,299        3.91        12,192       5.77
Commercial paper ...............          --         --           --          --            --          --            --         --
                                   ---------               ---------                 ---------                 ---------
   Total held to maturity ......          46       6.79           44        8.69         5,299        3.91        12,192       5.77
                                   ---------               ---------                 ---------                 ---------
         Total .................   $      46       6.79%   $     157        7.98%    $   5,386        3.97%    $  26,378       4.64%
                                   =========               =========                 =========                 =========

      The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                                       At June 30, 2003
                                                                  ---------------------------
                                                                                  Floating or
                                                                   Fixed           Adjustable
                                                                   Rates              Rates
                                                                  -------         -----------
                                                                        (In thousands)
Available for sale:
   U.S. Government agency obligations ..................          $    --            $    --
   Corporate obligations ...............................               --                 --
   Mortgage-backed securities ..........................              201             14,175
                                                                  -------            -------
      Total available for sale .........................              201             14,175
Held to maturity:
   U.S. Government agency obligations ..................               --                 --
   Corporate obligations ...............................               --                 --
   Mortgage-backed securities ..........................           10,184              7,397
   Commercial paper ....................................               --                 --
                                                                  -------            -------
      Total held to maturity ...........................           10,184              7,397
                                                                  -------            -------
            Total investment securities ................          $10,385            $21,572
                                                                  =======            =======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from FHLB-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2003.

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

      The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2003. Jumbo certificates of deposit represent minimum deposits of $100,000.

          Maturity Period                                      Amount
                                                           --------------
                                                           (In thousands)

            Three months or less ....................         $1,191
            Over three through six months ...........          2,955
            Over six through twelve months ..........            950
            Over twelve months ......................          3,684
                                                              ------
                  Total .............................         $8,780
                                                              ======

      The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.

                                           At June 30,
                                -----------------------------------
                                 2003          2002           2001
                                -------       -------       -------
                                           (In thousands)

0.00 - 1.99%.................   $16,455       $11,220       $    --
2.00 - 2.99%.................    13,157        10,870            --
3.00 - 3.99%.................    19,753        15,620         4,228
4.00 - 4.99%.................    14,490        20,615        14,816
5.00 - 5.99%.................     6,262        10,511        27,896
6.00 - 6.99%.................       633         8,752        32,625
7.00 - 7.99%.................       154           399         8,483
      Total..................   $70,904       $77,987       $88,048
                                =======       =======       =======

      The following table sets forth the amount and maturities of time deposits at June 30, 2003.

                                             Amount Due
                           ------------------------------------------------
                             Less      One -    Two -     Three -     After
                             Than       Two     Three       Four      Four
                           One Year    Years    Years       Years     Years
                           --------   -------   ------    -------    ------
                                            (In thousands)
0.00 - 1.99%............... $14,973   $ 1,157   $  325    $    --    $   --
2.00 - 2.99%...............   6,383     4,975    1,667         76        56
3.00 - 3.99%...............   7,041    10,274      766        961       711
4.00 - 4.99%...............   9,051     2,888    1,043        559       949
5.00 - 5.99%...............   1,561     3,326      495        647       233
6.00 - 6.99%...............     259       231      143         --        --
7.00 - 7.99%...............     129        25       --         --        --
                            -------   -------   ------     ------    ------
      Total................ $39,397   $22,876   $4,439     $2,243    $1,949
                            =======   =======   ======     ======    ======

      The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                               At June 30,
                                  -------------------------------------------------------------------------------------------------
                                                 2003                                 2002                             2001
                                  ----------------------------------     ----------------------------------      ------------------
                                               Percent                               Percent                                Percent
                                                  of       Increase/                    of        Increase/                   of
                                   Amount       Total      Decrease       Amount       Total      Decrease        Amount     Total
                                  --------    --------     ---------     --------    --------     ---------      --------   -------
                                                                     (Dollars in thousands)
Demand deposits ............      $ 32,613       28.14%    $  3,315      $ 29,298       24.43%    $  2,707       $ 26,591     20.97%
Savings deposits ...........        12,374       10.68         (256)       12,630       10.53          472         12,158      9.59
Certificates which mature:
   Within 1 year ...........        39,396       33.99        1,172        38,224       31.88      (28,809)        67,033     52.87
   After 1 year, but within
      2 years ..............        22,875       19.74          153        22,722       18.95        6,657         16,065     12.67
   After 2 years, but within
     5 years ...............         7,899        6.82       (8,755)       16,654       13.89       12,119          4,535      3.58
   Certificates maturing
      thereafter ...........           734        0.63          347           387        0.32          (28)           415      0.32
                                  --------    --------     --------      --------    --------     --------       --------   -------
         Total .............      $115,891      100.00%    $ (4,024)     $119,915      100.00%    $ (6,882)      $126,797    100.00%
                                  ========    ========     ========      ========    ========     ========       ========   =======

      The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                                    Years Ended June 30,
                                                      -----------------------------------------------
                                                        2003                 2002              2001
                                                      ---------           ---------          --------
                                                                       (In thousands)
Beginning balance ..............................      $ 119,915           $ 126,797          $ 85,974
Net increase (decrease) before
   interest credited ...........................         (6,153)            (11,899)           35,455
Interest credited ..............................          2,129               5,017             5,368
                                                      ---------           ---------          --------
Net increase (decrease) in deposits ............         (4,024)             (6,882)           40,823
                                                      ---------           ---------          --------
Ending balance .................................      $ 115,891           $ 119,915          $126,797
                                                      =========           =========          ========

      Borrowings. First Federal has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2003, First Federal had remaining borrowing capacity of $13.8 million based on available collateral.

      The following table sets forth certain information regarding First Federal's use of FHLB advances during the periods indicated.

                                                                 Years Ended June 30,
                                                         ------------------------------------
                                                          2003          2002           2001
                                                         -------       -------        -------
                                                               (Dollars in thousands)
Maximum balance at any month end.....................    $40,333       $30,000        $15,000
Average balance......................................     32,794        24,973          8,397
Period end balance...................................     40,333        30,000         15,000
Weighted average interest rate:
   At end of period..................................       4.34%         5.13%          5.74%
   During the period.................................       4.94%         5.42%          6.09%

Personnel

      As of June 30, 2003, First Federal had 71 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

     First Bancorp's sole subsidiary is First Federal. First Federal has one subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2003, First Federal's equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generates low-income housing credits of approximately $73,000 per year. The service corporation has a minority interest in a local title company.

                           REGULATION AND SUPERVISION

General

      As a savings and loan holding company, First Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the FHLB and, with respect to deposit insurance, of the SAIF managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS conducts periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Bancorp.

Holding Company Regulation

      First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

      Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to First Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

      Acquisition of First Bancorp. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of First Bancorp's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of First Bancorp. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

      Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

      The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2003, First Federal met each of its capital requirements.

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

      Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Over the past fiscal year, FICO payments for SAIF members approximated 1.75 basis points of assessable deposits.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2003, First Federal met the qualified thrift lender test.

Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including First Bancorp and its non-savings institution subsidiaries) is limited by federal law.

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

      The recently enacted Sarbanes-Oxley Act generally prohibits loans by First Bancorp to its executive officers and directors. However, that act contains a specific exception for loans by First Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2003 of $2.2 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2003 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34.0%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of First Bancorp.

Name                        Age (1)         Position
----                        -------         --------
Harold Duncan .........        62           President, Chief Executive Officer and Chairman of the Board
Michael H. Head .......        45           Vice President
George J. Smith .......        47           Treasurer

----------
(1)   As of June 30, 2003

      The following table sets forth certain information regarding the executive officers of First Federal.

Name                              Age (1)           Position
----                              -------           --------
Harold Duncan ................      62              Chief Executive Officer
Michael H. Head ..............      45              President and Chief Operating Officer
Kirby W. King ................      49              Executive Vice President
George J. Smith ..............      47              Senior Vice President and Chief Financial Officer
Monica L. Stinchfield ........      47              Senior Vice President
Larry J. Northenor ...........      53              Senior Vice President
Dale Holt ....................      49              Senior Vice President
Richard S. Witte .............      50              Vice President
Christopher Viton ............      40              Vice President

----------
(1)   As of June 30, 2003

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

     Richard S. Witte joined First Federal in 1997 and in October 1998 became Vice President. Mr. Witte is responsible for information technology. Prior to joining First Federal, Mr. Witte was employed by Evansville Federal Savings Bank for 21 years.

      Christopher Viton joined First Federal in December 1998 as an Assistant Vice President-Consumer Lending and became a Vice President-Consumer Lending in October 2000. Prior to joining First Federal, Mr. Viton was employed by United Fidelity Bank as an Assistant Vice President.

ITEM 2. DESCRIPTION OF PROPERTY

      First Federal currently conducts its business through its seven full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. The net book value of the land, buildings, furniture, fixtures and equipment owned by First Federal was $2.8 million as of June 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

      Periodically, there have been various claims and lawsuits involving First Federal, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which First Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal's business. The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to First Bancorp's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      First Bancorp's common stock is listed on the Nasdaq National Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 388 stockholders of record as of July 31, 2003. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each of the fiscal quarter's in the years ended June 30, 2002 and 2003.

                                          High            Low          Dividends
                                          ----            ---          ---------
Fiscal 2002:
    First Quarter...................    $14.49          $12.25          $0.12
    Second Quarter..................     13.50           12.45             --
    Third Quarter...................     14.00           13.02           0.15
    Fourth Quarter..................     15.14           13.30             --
Fiscal 2003:
    First Quarter...................     15.38           13.95           0.17
    Second Quarter..................     15.24           14.00             --
    Third Quarter...................     17.84           14.40           0.23
    Fourth Quarter..................     18.99           16.05             --

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

      First Bancorp's second source of pre-tax income is noninterest income. This includes fee income - the compensation First Bancorp receive from providing products and services - and gain on the sale of loans. Most of First Bancorp's fee income comes from service charges and overdraft fees. Other items of noninterest income include the increase in the cash surrender value of life insurance polices.

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

Operating Strategy

      First Federal's strategy is to operate as an independent, community-oriented financial institution dedicated to meeting the credit and deposit needs of consumers and small businesses in its market area. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on building its mortgage loan, consumer loan and loan servicing portfolios. First Federal also intends to maintain a substantial investment portfolio consisting primarily of federal agency and investment grade mortgage-backed securities. In addition, First Federal continues to seek deposit growth from within the communities it serves.

Comparison of Financial Condition at June 30, 2003 and June 30, 2002

      Total consolidated assets grew $5.3 million, or 2.9%, to $188.5 million at June 30, 2003, from $183.2 million at June 30, 2002. Loans provided the vast majority of the growth and more than offset reduced investment securities. On whole, advances from the Federal Home Loan Bank (FHLB) of Indianapolis funded the asset growth and net deposit outflow.

      Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the FHLB, decreased $8.3 million, or 64.3%, to $4.6 million at June 30, 2003, from $12.9 million at June 30, 2002. The total of investment securities and certificates of deposit in other financial institutions decreased $5.0 million to $33.4 million at June 30, 2003, from $38.4 million at the preceding fiscal year end. The investment portfolio, which consists primarily of mortgage pool securities issued and guaranteed by government sponsored enterprises, experienced significant principal prepayments in fiscal 2003. This prompted the purchase of $15.0 million of new securities during the year.

      Gross loans increased $20.2 million, or 16.8%, to $140.5 million at June 30, 2003, from $120.3 million at June 30, 2002. Consumer loans, including those secured by savings accounts, accounted for $17.6 million of the increase while commercial and mortgage loans, including home equity lines of credit, contributed $2.5 million and $137,000, respectively. Net of loans-in-process, deferred fees and costs, and the allowance for loans losses, loans increased 14.5% to $135.0 million in fiscal 2003.

      Although First Federal continues to be a strong mortgage lender, the consumer lending operation has contributed significantly to loan originations in recent years. First Federal originated $64.6 million of indirect automobile loans in fiscal 2003 of which $37.6 million were retained in First Federal's portfolio. The 58.4% retention rate for indirect automobile loan production in fiscal 2003 was higher than in past years due in part to excess funds provided from the large principal payments in the investment and mortgage loan portfolios. Management intends to continue selling 40% to 60% of indirect automobile loan production.

      The allowance for loan losses increased to $1.1 million at June 30, 2003, from $831,000 at June 30, 2002. Relative to total loans, the allowance for loan losses increased to 0.81% at the end of fiscal 2003 from 0.70% a year earlier. At the same time, nonperforming assets, including the $29,000 of repossessed assets at June 30, 2003, increased to $417,000 from $309,000. The ratio of the allowance for loan losses to total nonperforming loans was 284.5% at June 30, 2003, compared to 284.6% at June 30, 2002.

      Federal Home Loan Bank stock increased to $2.2 million at June 30, 2003, from $1.5 million a year earlier. The increase was required based on additional advances obtained during the year. Other assets increased 15.1% to $8.4 million at June 30, 2003, from $7.3 million at June 30, 2002. This increase was attributed primarily to short-term receivables.

      Total deposits decreased $4.0 million, or 3.3%, to $115.9 million at June 30, 2003, from $119.9 million at June 30, 2002. This change consisted of a $7.1 million outflow of certificate accounts partially offset by $3.1 million growth in demand and savings accounts. Borrowings from the FHLB increased to $40.3 million at June 30, 2003, from $30.0 million at June 30, 2002. The proceeds from these borrowings were used principally to fund the simultaneous purchase of investment securities in transactions intended to leverage First Bancorp's strong capital position.

      Notwithstanding First Bancorp's $1.6 million of net income, total stockholders' equity decreased $1.4 million to $29.9 million at June 30, 2003, from $31.3 million at June 30, 2002. A major component of the decline was the 198,035 shares of First Bancorp stock reacquired in fiscal 2003 at a total cost of $3.1 million. During the same period First Bancorp reissued 50,436 shares on the exercise of options at an average strike price of $9.13 per share. First Bancorp also paid dividends totaling $664,000 in fiscal 2003, a 39.5% increase from the $476,000 distributed the preceding fiscal year. In addition, the allocation of ESOP shares, the vesting of restricted stock awards, and the tax benefit of these programs added $237,000, $157,000, and $46,000, respectively, to stockholders' equity. Finally, the unrealized gain on the portfolio of available-for-sale securities, adjusted for deferred taxes, declined $160,000.

Comparison of Operating Results for the Years Ended June 30, 2003 and 2002

      General. First Bancorp recognized net income of $1.6 million for the year ended June 30, 2003, an increase of $476,000, or 40.9%, from the year ended June 30, 2002. Both net interest income and noninterest income increased substantially in fiscal 2003, while operating expenses grew moderately. As a result, the return on average assets rose to 0.89% for fiscal 2003 compared to 0.63% in the preceding year. The return on average equity improved to 5.41% for fiscal 2003 from 3.72% in fiscal 2002.

      Net Interest Income. First Bancorp generated net interest income of $6.2 million in the year ended June 30, 2003, an increase of $471,000, or 8.2%, from the year ended June 30, 2002.

      Total interest income decreased $801,000 to $10.9 million for the year ended June 30, 2003, compared to $11.7 million for the year ended June 30, 2002. Interest income from loans increased slightly to $8.9 million in fiscal 2003 from $8.7 million in fiscal 2002 as strong loan demand compensated for lower yields. Loans outstanding averaged $123.3 million with an average yield of 7.25% in fiscal 2003 compared with an average balance of $111.3 million and an average yield of 7.85% in fiscal 2002. At the same time, interest income from investment securities, primarily mortgage-backed instruments, declined $978,000 between the comparable fiscal years due to rapid principal repayments coupled with lower market interest rates. Similarly, the aggregate interest income on institutional deposits and miscellaneous investments decreased $25,000.

      Total interest expense decreased $1.3 million to $4.7 million for the year ended June 30, 2003, from $6.0 million for the year ended June 30, 2002. Deposits averaged $117.9 million in fiscal 2003 compared to $124.1 million in fiscal 2002, and the average cost of those deposits declined to 2.55% from 3.67% for the respective periods. Although falling market interest rates were primarily responsible for the lower cost of funds, a higher proportion of demand deposits was also a factor. In addition, the average cost of FHLB advances dropped to 4.94% on an average balance of $32.8 million during fiscal 2003 from 5.42% on a $25.0 million average balance the preceding fiscal year.

      Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The provision for loan losses was $563,000 for the year ended June 30, 2003, compared to $404,000 for the preceding year. During fiscal 2003, First Bancorp allocated $21,000 of the provisions for mortgage loans, $462,000 for consumer loans, and $80,000 for commercial non-mortgage loans.

      The provision for the year ended June 30, 2003, reflects the continued growth of the gross consumer and commercial nonmortgage loan portfolios. The consumer portfolio, which consists largely of automobile loans, grew $17.6 million in fiscal 2003 while commercial and mortgage loans increased $2.5 million and $137,000, respectively. Management also considered the rising charge-off trend in determining the proper level of provisions. Net charge-offs for the year ended June 30, 2003, were $293,000 compared to $234,000 for the previous fiscal year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      Noninterest Income. Noninterest income totaled $2.2 million for the year ended June 30, 2003, compared to $1.6 million for the preceding fiscal year, an increase of 37.5%. Much of the increase was attributed to net gains on loan sales, particularly mortgage loans, which rose to $1.1 million in fiscal 2003 from $734,000 in fiscal 2002. During the most recent fiscal year mortgage and consumer loan sales totaled $19.4 million and $26.8 million, respectively. First Bancorp also recognized a gain of $63,000 in fiscal 2003 on the sale of a single investment security. No such sales occurred the previous year. The cash surrender value of bank-owned life insurance increased to $214,000 in fiscal 2003 from $136,000 the preceding year due to additional policies purchased in conjunction with a supplemental executive retirement program. Pass-through fees related to ATM and POS processing increased $29,000 or 18.4% between the comparative years due to greater usage. First Bancorp also recognized greater loan fee income and improved earnings from subsidiary operations in fiscal 2003.

      Noninterest Expense. Total noninterest expense increased to $5.5 million in fiscal 2003 from $5.3 million in fiscal 2002, an increase of $198,000 or 3.7%. Compensation and employee benefits totaled $3.3 million for the year ended June 30, 2003, $68,000 or 2.1% above the $3.2 million recorded in fiscal 2002. Upon completing one year of qualifying service, employees are eligible for enrollment in First Bancorp's pension plan. Due to the pension plan changes, company contributions totaled just $9,000 in fiscal 2003 compared to $166,000 in fiscal 2002. These savings partially offset increases of $96,000 for wages and salaries, $53,000 in deferred compensation, $35,000 in ESOP contributions and $20,000 for medical insurance premiums.

      Equipment expense increased $46,000, or 16.2%, to $330,000 for the year ended June 30, 2003, from $284,000 for the year ended June 30, 2002. The largest component of the change was a $43,000 increase in software licensing expenses.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $66,000 between the comparative fiscal years as First Bancorp ceased the amortization of goodwill upon adopting FAS 147 effective October 1, 2002. A core deposit intangible continues to be amortized over seven years with approximately four and a half years remaining.

      Professional fees in fiscal 2003 increased $17,000 or 11.3% from the preceding year's level. Higher legal expenses were primarily responsible for the change.

      Data processing expenses increased $12,000 to $241,000 in fiscal 2003 from $229,000 in fiscal 2002. Normal price adjustments and volume variances were responsible for the 5.2% change.

      Other noninterest expense increased to $1.1 million for the year ended June 30, 2003, from $975,000 in fiscal 2002, an increase of $117,000 or 12.0%.
Numerous items accounted for the increase with advertising/ promotions and losses on the sale of repossessed assets among the most prominent.

      Income Tax Expense. Total income tax expense was $710,000 in fiscal 2003 compared to $454,000 in fiscal 2002. Effective tax rates for the comparative years were 30.2% and 28.1%, respectively. Effective tax rates for both years are below statutory rates due, in part, to tax credits from investments in low income housing projects, changes in the cash surrender values of company-owned life insurance policies, and the apportionment rules applicable to state income taxes.

Comparison of Operating Results for the Years Ended June 30, 2002 and 2001

      General. First Bancorp recorded net income of $1.2 million for the year ended June 30, 2002, an increase of $6,000, or 0.5%, from the year ended June 30, 2001. Net interest income increased substantially in fiscal 2002 offsetting lower noninterest income and higher operating expenses. Noninterest income decreased in fiscal 2002 because of two significant nonrecurring items that were recognized during the preceding fiscal year. The return on average assets was 0.63% for fiscal 2002 compared to 0.72% for the preceding year. The return on average equity improved to 3.72% for fiscal 2002 compared to 3.38% in fiscal 2001.

      Net Interest Income. First Bancorp generated net interest income of $5.7 million in the year ended June 30, 2002, which represents a $787,000 or 16.1% increase from the year ended June 30, 2001.

      Interest income increased $410,000 to $11.7 million for the year ended June 30, 2002, compared to $11.3 million for the year ended June 30, 2001. Interest income from loans, which climbed to $8.7 million in fiscal 2002 from $7.1 million in fiscal 2001, accounted for most of the change. Loans outstanding averaged $111.3 million with an average yield of 7.85% in fiscal 2002 compared with an average balance of $85.3 million and an average yield of 8.36% in fiscal 2001. The large variance in average loans between fiscal 2002 and fiscal 2001 was attributed largely to the purchase of two branch offices in November 2000. Conversely, interest income on investment securities, institutional deposits and miscellaneous investments decreased $759,000, $441,000, and $2,000, respectively, primarily as a result of lower market interest rates.

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

      The provision for the year ended June 30, 2002, reflected the continued growth of the consumer loan portfolio. As noted above, this portfolio, which consists largely of automobile loans, grew $9.0 million in fiscal 2002, representing 81.1% of net loan growth. Management also considered the rising charge-off trend in determining the proper level of provisions. Net charge-offs for the year ended June 30, 2002, were $234,000 compared to $178,000 for the previous fiscal year.

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

     Noninterest Expense. Total noninterest expense increased to $5.3 million in fiscal 2002 from $4.9 million in fiscal 2001, an increase of $445,000 or 9.1%. Salaries and employee benefits totaled $3.2 million for the year ended June 30, 2002, $298,000 above the $2.9 million recorded in fiscal 2001. The latter amount included $165,000 of accelerated post-retirement benefits due to the death of a senior officer. Much of the variance in routine salaries and employee benefits between fiscal 2002 and fiscal 2001 was attributed to the branch expansion and the establishment of a commercial loan department. These events occurred in or around November 2000 and, as such, associated expenses were incurred for a full twelve months in fiscal 2002 versus approximately eight months during the preceding fiscal year. Upon completing one year of qualifying service, employees are eligible for enrollment in First Bancorp's pension plan. Company contributions to this plan totaled $166,000 in fiscal 2002 compared to $114,000 in fiscal 2001. Medical insurance premiums and employer FICA payments increased $33,000 and $20,000, respectively, for the year ended June 30, 2002, compared to the same period in 2001.

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

      First Bancorp amortized an aggregate $162,000 of goodwill and core deposit premiums in fiscal 2002 compared to $100,000 in fiscal 2001. The fiscal 2002 total represented 12 months of expense while the previous year's covered only the seven months after the November 2000 branch acquisitions.

      Other noninterest expense increased to $975,000 for the year ended June 30, 2002, from $906,000 in fiscal 2001, an increase of 7.6%. Telecommunication expenses, which include telephone, networking and internet services, were most responsible for the change. These expenses increased to $89,000 in fiscal 2002 from $41,000 the preceding fiscal year due to the installation of a wide area network in late 2000 to accommodate the branch expansion.

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

Average Balances, Interest and Average Yields/Cost

      The following table sets forth for the years ended June 30, 2003, 2002 and 2001 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                                                    Years Ended June 30,
                                                          -------------------------------------------------------------------------
                                                                         2003                                    2002
                                                          -----------------------------------     ---------------------------------
                                                                        Interest                               Interest
                                                           Average        and         Yield/       Average        and       Yield/
                                                           Balance     Dividends       Cost        Balance     Dividends     Cost
                                                          --------     ---------     --------     --------     ---------   --------
                                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ..............................    $123,312      $  8,941         7.25%    $111,310      $  8,739       7.85%
   Investment securities .............................      32,195         1,644         5.11       45,033         2,623       5.82
   Deposits with financial institutions ..............       7,652           175         2.29       10,072           241       2.39
   Federal funds sold ................................       3,698            50         1.35          819            19       2.32
   Other .............................................       1,670            93         5.57        1,258            82       6.52
                                                          --------      --------                  --------      --------
      Total interest-earning assets ..................     168,527      $ 10,903         6.47      168,492      $ 11,704       6.95
Non-interest-earning assets ..........................      15,964                                  14,990
                                                          --------                                --------
      Total assets ...................................    $184,491                                $183,482
                                                          ========                                ========

Interest-bearing liabilities:
   Demand and savings accounts .......................    $ 45,004      $    440         0.98%    $ 40,626      $    599       1.47%
   Certificates of deposit ...........................      72,916         2,572         3.53       83,505         3,961       4.74
                                                          --------      --------                  --------      --------
      Total deposits .................................     117,920         3,012         2.55      124,131         4,560       3.67
   Borrowings ........................................      37,794         1,621         4.94       24,973         1,353       5.42
   Other .............................................         986            95         9.63          915            87       9.51
                                                          --------      --------                  --------      --------
      Total interest-bearing liabilities .............     151,700         4,728         3.12      150,019         6,000       4.00
Non-interest-bearing liabilities .....................       2,440                                   2,110
Stockholders' equity .................................      30,351                                  31,353
                                                          --------                                --------
      Total liabilities and stockholders' equity .....    $184,491                                $183,482
                                                          ========                                ========

Net interest income...................................                  $  6,175                                $  5,704
                                                                        ========                                ========
Interest rate spread (2)..............................                                   3.35%                                 2.95%
Net interest margin (3)...............................                                   3.66%                                 3.39%
Ratio of average interest-earning assets to
   average interest-bearing liabilities...............      111.09%                                 112.31%

                                                                 Years Ended June 30,
                                                          -----------------------------------
                                                                         2001
                                                          -----------------------------------
                                                                       Interest
                                                           Average        and         Yield/
                                                           Balance     Dividends       Cost
                                                          --------     ---------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ..............................    $ 85,278      $  7,126         8.36%
   Investment securities .............................      49,898         3,382         6.78
   Deposits with financial institutions ..............      11,472           682         5.94
   Federal funds sold ................................         717            41         5.72
   Other .............................................         768            63         8.20
                                                          --------      --------
      Total interest-earning assets ..................     148,133      $ 11,294         7.62
Non-interest-earning assets ..........................      12,683
                                                          --------
      Total assets ...................................    $160,816
                                                          ========

Interest-bearing liabilities:
   Demand and savings accounts .......................    $ 31,279      $    837         2.68%
   Certificates of deposit ...........................      83,812         4,955         5.91
                                                          --------      --------
      Total deposits .................................     115,091         5,792         5.03
   Borrowings ........................................       8,397           511         6.09
   Other .............................................         748            74         9.89
                                                          --------      --------
      Total interest-bearing liabilities .............     124,236         6,377         5.13
Non-interest-bearing liabilities .....................       2,285
Stockholders' equity .................................      34,295
                                                          --------
      Total liabilities and stockholders' equity .....    $160,816
                                                          ========

Net interest income...................................                  $  4,917
                                                                        ========
Interest rate spread (2)..............................                                   2.49%
Net interest margin (3)...............................                                   3.32%
Ratio of average interest-earning assets to
   average interest-bearing liabilities...............      119.24%

----------
(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(2) Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)   Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2003, 2002 and 2001. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                   2003 vs. 2002                           2002 vs. 2001
                                                        ---------------------------------       -----------------------------------
                                                        Increase (Decrease)                      Increase (Decrease)
                                                              Due to                                   Due to
                                                        -------------------                     ---------------------
                                                          Rate       Volume         Net          Rate          Volume         Net
                                                        -------       -----       -------       -------       -------       -------
                                                                                       (In thousands)
Interest-earning assets:
   Loans receivable, net .........................      $  (698)      $ 900       $   202       $  (453)      $ 2,066       $ 1,613
   Investment securities .........................         (296)       (683)         (979)         (448)         (311)         (759)
   Deposits with financial institutions ..........          (10)        (56)          (66)         (366)          (75)         (441)
   Federal funds sold ............................          (11)         42            31           (27)            5           (22)
   Other .........................................          (13)         24            11           (15)           34            19
                                                        -------       -----       -------       -------       -------       -------
      Total net change in income on
         interest-earning assets .................       (1,028)        227          (801)       (1,309)        1,719           410
Interest-bearing liabilities:
   Demand and savings accounts ...................         (218)         59          (159)         (443)          205          (238)
   Certificates of deposit .......................         (929)       (460)       (1,389)         (976)          (18)         (994)
                                                        -------       -----       -------       -------       -------       -------
      Total deposits .............................       (1,147)       (401)       (1,548)       (1,419)          187        (1,232)
   Borrowings ....................................         (127)        395           268           (62)          904           842
   Other .........................................            1           7             8            (3)           16            13
      Total net change in expense on
         Interest-bearing liabilities ............       (1,273)          1        (1,272)       (1,484)        1,107          (377)
                                                        -------       -----       -------       -------       -------       -------
Net change in net interest income ................      $   245       $ 226       $   471       $   175       $   612       $   787
                                                        =======       =====       =======       =======       =======       =======

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

Market Risk Analysis

      Quantitative Aspects of Market Risk. First Bancorp does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, First Bancorp is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of First Bancorp's interest-earning assets and interest-bearing liabilities, see the tables under Part I, Item 1, "Description of Business - Lending Activities - Loan Portfolio Composition," "- Investment Activities" and "- Deposit Activities and Other Sources of Funds - Deposit Accounts."

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

      The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2003 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                                         Interest Rate Sensitivity of Net Portfolio Value
                          ----------------------------------------------------------------------------------
  Basis Point                          Net Portfolio Value                         Portfolio Value of Assets
    ("bp")                ----------------------------------------------           -------------------------
Change in Rates           $ Amount          $ Change            % Change           NPV Ratio          Change
---------------           --------          --------            --------           ---------          ------
                                                        (Dollars in thousands)
+300 bp                   $20,965           $(5,307)              (20)%              11.56%           (214) bp
+200 bp                    23,299            (2,973)              (11)               12.58            (112)
+100 bp                    25,270            (1,002)               (4)               13.37             (32)
   0 bp                    26,272                --                --                13.69              --
-100 bp                    25,871              (400)               (2)               13.36             (34)

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

Liquidity and Capital Resources

      First Federal's principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits. While scheduled payments from the amortization of loans, investment securities and interest-bearing time deposits are relatively predictable sources of funds, deposit flows and loan or investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has generally been able to generate sufficient cash through its deposits. Funds borrowed from the FHLB are generally matched against higher yielding assets of like amounts with similar maturities to provide a built-in margin of interest to First Federal.

     First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2003, cash and cash equivalents totaled $4.6 million, or 2.43% of total assets. At June 30, 2003, First Federal had outstanding commitments to originate loans of $1.9 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $39.3 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which could result in an increase in interest expense to the extent that the average rate paid on such advances sometimes exceeds the average rate paid on deposits of similar duration.

      The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Proceeds from maturities, net of purchases, of investment securities and principal payments received on mortgage-backed and related securities, totaled $5.5 million for the year ended June 30, 2003, while loan originations and purchases in excess of repayments totaled $17.4 million.

      First Federal's most significant financing activities are deposit accounts and FHLB borrowings. Additional FHLB borrowings of $10.3 million was the primary source of cash during 2003. Cash inflow was somewhat offset by the purchase of $3.1 million of First Bancorp stock.

      On September 19, 2001, the Company announced a stock repurchase program to acquire up to 179,514 or 10% of the Company's outstanding common stock. This program was completed in March 2003. Therefore, another stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. These repurchase programs have been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of June 30, 2003, First Bancorp had repurchased 74,269 shares under the current program. The repurchase program is not expected to effect First Federal's status as a well-capitalized institution or negatively impact First Bancorp's liquidity position.

      Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2003, First Federal had approximately $13.8 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2003, First Federal had $40.3 million of borrowings from the FHLB.

      The following tables disclose contractual obligations of First Bancorp as of June 30, 2003 (in thousands):

                                                              Payments due by period
                                     ----------------------------------------------------------------------------
                                                     Less Than          1 - 3            3 - 5          More than
Contractual Obligations               Total            1 Year           Years            Years           5 Years
-----------------------              -------         ---------         -------          -------         ---------
Long-Term Debt..................     $40,333          $ 1,667          $ 8,666          $10,000          $20,000
Capital Lease Obligations.......          --               --               --               --               --
Operating Leases................          --               --               --               --               --
Purchase Obligations............          --               --               --               --               --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP........          --               --               --               --               --
                                     -------          -------          -------          -------          -------
Total...........................     $40,333          $ 1,667          $ 8,666          $10,000          $20,000
                                     =======          =======          =======          =======          =======

      OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2003, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 13.73%, 13.73% and 20.74%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision
- Federal Savings Institution Regulation - Capital Requirements."

Impact of Accounting Pronouncements and Regulatory Policies

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially recorded, the entity capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of Statement of Financial Accounting Standards No. 143 were adopted on July 1, 2002 and had no effect on First Bancorp's financial statements.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. Additionally, Statement of Financial Accounting Standards No. 144 resolved various implementation issues related to Statement of Financial Accounting Standards No. 121. The provisions of Statement of Financial Accounting Standards No. 144 were adopted on July 1, 2002 and had no effect on First Bancorp's financial statements.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" as amended by Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt are required to be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in Accounting Principles Board Opinion No. 30. Additionally, Statement of Financial Accounting Standards No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement of Financial Accounting Standards No. 145 addresses a number of additional issues that were not substantive in nature. The provisions of this statement are effective at various dates in 2002 and 2003 and are not expected to have a material impact on First Bancorp's financial statements.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standards No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement in paragraph 5 of

Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the statement. As a result of the adoption of this statement, First Bancorp ceased amortization of goodwill created in the November 2000 branch purchases.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of

Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation", for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs. These disclosures have been included in footnote 1 of the Company's audited financial statements. In addition, the Company is awaiting further guidance that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair value based expense recognition.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard is not expected to have a material effect on the Company's Consolidated
Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this Standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROL AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company
          -------------------------------------------------
maintains controls and procedures designed to ensure that information required to be disclosed in the reports that First Bancorp files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of First Bancorp concluded that First Bancorp's disclosure controls and procedures were effective as of the evaluation date.

      (b) Changes in internal controls. The Company made no significant changes
          ----------------------------
in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on November 19, 2003 and to Part I,
Item 1, "Description of Business - Executive Officers of the Registrant" of this report. The information relating to the directors and officers compliance with
Section 16(a) of the Exchange Act is incorporated herein by

reference to First Bancorp's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on November 19, 2003.

      First Bancorp has adopted a Code of Business Conduct that applies to First Bancorp's directors, executive officers and all other employees. A copy of First Bancorp's Code of Business Conduct is available to any person without charge, upon written request made to the Corporate Secretary at 2200 West Franklin Street, Evansville, Indiana 47712.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on November 19, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in First Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2003. The information relating to equity compensation plan information is incorporated herein by reference to the section captioned "Proposal 2. Amendment of the 1999 Stock -Based Incentive Plan" in First Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on November 19, 2003.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following documents are filed as part of this report.

            (1)   Financial Statements

                  o     Independent Auditors' Report

                  o     Consolidated Balance Sheets as of June 30, 2003 and 2002

                  o Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001

                  o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

                  o Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

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

                  10.3 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)

                  10.4 First Federal Savings Bank Employee Severance Compensation Plan(2)

                  10.5 First Federal Savings Bank Director Deferred Compensation Plan(1)

                  10.6 First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan(3)

                  10.7 First Federal Savings Bank Second Executive Retirement Income Master Agreement(4)

                  21.0  List of Subsidiaries

                  23.0  Consent of independent auditors

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                  32.0  Section 1350 Certifications

----------
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.

(2) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 1999.

(3) Incorporated herein by reference into this document from Exhibit 10 to the Quarterly Report on From 10-Q for the quarter ended December 31, 1999.

(4) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB for the year ended June 30, 2002.

      (b)   Reports on Form 8-K

            (1) On April 11, 2003, First Bancorp furnished a Form 8-K reporting financial results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First Bancorp of Indiana, Inc.


Date: September 23, 2003                   By: /s/ Harold Duncan
                                              ----------------------------------
                                              Harold Duncan
                                              President, Chief Executive Officer
                                              and Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Harold Duncan                 President, Chief Executive Officer     September 23, 2003
-----------------------------     and Chairman of the Board
Harold Duncan                     (principal executive officer)

/s/ Michael H. Head               Vice President and Director            September 23, 2003
-----------------------------
Michael H. Head

/s/ George J. Smith               Treasurer (principal financial         September 23, 2003
-----------------------------     and accounting officer)
George J. Smith


/s/ Timothy A. Flesch             Director                               September 23, 2003
-----------------------------
Timothy A. Flesch

/s/ David E. Gunn                 Director                               September 23, 2003
-----------------------------
David E. Gunn

/s/ Daniel L. Schenk              Director                               September 23, 2003
-----------------------------
Daniel L. Schenk

/s/ E. Harvey Seaman, III         Director                               September 23, 2003
-----------------------------
E. Harvey Seaman, III


/s/ Jerome A. Ziemer              Director                               September 23, 2003
-----------------------------
Jerome A. Ziemer

BKD LLP

                         Independent Accountants' Report

Board of Directors
First Bancorp of Indiana, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of First Bancorp of Indiana, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp of Indiana, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ BKD LLP

Evansville, Indiana
July 25, 2003

                         First Bancorp of Indiana, Inc.
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

Assets
                                                                               2003                2002
                                                                          -------------       -------------
        Cash and due from banks                                           $   3,065,550       $   2,806,875
        Interest-bearing demand deposits with banks                           1,458,615           9,039,082
        Federal funds sold                                                       65,000           1,005,000
                                                                          -------------       -------------
               Cash and cash equivalents                                      4,589,165          12,850,957
        Interest-bearing deposits                                             1,429,468             594,000
        Available-for-sale securities                                        14,376,434           2,813,568
        Held-to-maturity securities                                          17,580,714          34,987,784
        Loans, net of allowance for loan losses of $1,101,000
          and $831,000 in 2003 and 2002, respectively                       135,022,050         117,933,920
        Premises and equipment                                                2,827,241           3,010,130
        Federal Home Loan Bank stock                                          2,200,000           1,500,000
        Goodwill                                                              1,786,297           1,805,574
        Core deposit intangible                                                 314,840             391,738
        Other assets                                                          8,380,236           7,274,647
                                                                          -------------       -------------

               Total assets                                               $ 188,506,445       $ 183,162,318
                                                                          =============       =============

Liabilities and Stockholders' Equity
    Liabilities
        Deposits
           Noninterest-bearing                                            $   5,066,247       $   4,655,224
           Interest-bearing                                                 110,824,311         115,260,025
                                                                          -------------       -------------
               Total deposits                                               115,890,558         119,915,249
        Long-term debt                                                       40,333,333          30,000,000
        Advances from borrowers for taxes and insurance                         659,842             456,629
        Other liabilities                                                     1,716,663           1,466,452
                                                                          -------------       -------------

               Total liabilities                                            158,600,396         151,838,330
                                                                          -------------       -------------

    Stockholders' Equity
        Preferred stock, $0.01 par value; authorized and unissued
          1,000,000 shares
        Common stock, $0.01 par value; authorized 9,000,000 shares;
          issued 2003 and 2002 - 2,272,400 shares                                22,724              22,724
        Additional paid-in capital                                           21,809,683          21,915,323
        Retained earnings                                                    18,939,064          17,961,840
        Accumulated other comprehensive income
           Unrealized appreciation on available-for-sale securities, net
              of income taxes 2003 - $(30,000), 2002 - $68,000                  (48,656)            111,615
                                                                          -------------       -------------

                                                                             40,722,815          40,011,502

        Unreleased employee stock ownership plan shares
           2003 - 113,620 shares, 2002 - 128,770 shares                      (1,159,851)         (1,314,504)
        Unreleased management recognition plan shares
           2003 - 31,569 shares, 2002 - 48,789 shares                          (296,850)           (458,773)
        Treasury stock, at cost
           2003 - 667,808 shares, 2002 - 520,209 shares                      (9,360,065)         (6,914,237)
                                                                          -------------       -------------

               Total stockholders' equity                                    29,906,049          31,323,988
                                                                          -------------       -------------

               Total liabilities and stockholders' equity                 $ 188,506,445       $ 183,162,318
                                                                          =============       =============


See Notes to Consolidated Financial Statements                                 2

                         First Bancorp of Indiana, Inc.
                        Consolidated Statements of Income
                    Years Ended June 30, 2003, 2002 and 2001

                                                          2003             2002             2001
                                                      -----------      -----------      -----------
Interest Income
    Loans                                             $ 8,940,560      $ 8,739,023      $ 7,125,968
    Investment securities                               1,644,738        2,622,701        3,382,123
    Deposits with banks                                   175,119          241,008          682,319
    Federal funds sold                                     49,631           19,056           40,641
    Other                                                  92,891           82,387           62,767
                                                      -----------      -----------      -----------
           Total interest income                       10,902,939       11,704,175       11,293,818
                                                      -----------      -----------      -----------

Interest Expense
    Deposits                                            3,011,620        4,559,877        5,792,274
    Long-term debt                                      1,621,607        1,353,285          511,216
    Other                                                  94,796           87,193           73,801
                                                      -----------      -----------      -----------
           Total interest expense                       4,728,023        6,000,355        6,377,291
                                                      -----------      -----------      -----------

Net Interest Income                                     6,174,916        5,703,820        4,916,527

Provision for Loan Losses                                 563,000          404,000          443,000
                                                      -----------      -----------      -----------
Net Interest Income After Provision for
   Loan Losses                                          5,611,916        5,299,820        4,473,527
                                                      -----------      -----------      -----------
Noninterest Income
    Service charges on deposit accounts                   353,294          378,742          246,818
    Net gains on sales of loans                         1,081,601          733,692          472,588
    Net gain on sales of investment securities             62,776               --               --
    ATM transaction and POS interchange fees              185,463          156,662          112,798
    Increase in cash surrender value of life
      insurance                                           214,311          135,598          105,894
    Proceeds of life insurance in excess of cash
      surrender value                                          --               --          408,178
    Net gain on sales of premises and equipment                --               --          387,516
    Other                                                 346,621          221,352          187,165
                                                      -----------      -----------      -----------

           Total noninterest income                     2,244,066        1,626,046        1,920,957
                                                      -----------      -----------      -----------
Noninterest Expense
    Salaries and employee benefits                      3,298,343        3,230,491        2,932,118
    Net occupancy expense                                 279,113          275,953          247,405
    Equipment expense                                     330,271          283,734          304,115
    Data processing fees                                  241,052          228,613          196,646
    Legal and professional fees                           167,065          150,138          174,370
    Amortization of goodwill and intangible
      assets                                               96,176          162,267          100,432
    Other                                               1,092,441          975,245          906,373
                                                      -----------      -----------      -----------

           Total noninterest expense                    5,504,461        5,306,441        4,861,459
                                                      -----------      -----------      -----------
Income Before Income Taxes                              2,351,521        1,619,425        1,533,025
Provision for Income Taxes                                710,107          454,396          374,291
                                                      -----------      -----------      -----------
Net Income                                            $ 1,641,414      $ 1,165,029      $ 1,158,734
                                                      ===========      ===========      ===========
Basic Earnings Per Share                              $      1.10      $      0.73      $      0.63
                                                      ===========      ===========      ===========
Diluted Earnings Per Share                            $      1.04      $      0.70      $      0.61
                                                      ===========      ===========      ===========


See Notes to Consolidated Financial Statements                                 3

                         First Bancorp of Indiana, Inc.
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2003, 2002 and 2001

                                                                                                                  Accumulated
                                                                                  Additional                          Other
                                                Comprehensive       Common         Paid-In         Retained       Comprehensive
                                                    Income           Stock         Capital         Earnings          Income
                                               -----------------------------------------------------------------------------------
Balance, June 30, 2000                                            $    22,724     $21,841,913     $ 16,472,853     $     30,699

   Net income                                     $ 1,158,734              --              --        1,158,734              --
   Dividends on common stock, $0.18 per share              --              --              --         (359,063)             --
   Purchase of treasury stock (331,300 shares)             --              --              --               --              --
   Employee Stock Ownership Plan shares
      allocated (15,144 shares)                            --              --          32,852               --              --
   Management Recognition Plan shares
      allocated (21,857 shares)                            --              --          (6,079)              --              --
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income taxes of $74,000                          99,521              --              --               --          99,521
                                                  -----------
      Comprehensive income                        $ 1,258,255              --              --               --              --
                                                  ===========     -----------    ------------     ------------     -----------

Balance, June 30, 2001                                                 22,724      21,868,686       17,272,524     $   130,220

   Net income                                     $ 1,165,029              --              --        1,165,029              --
   Dividends on common stock, $0.27  per share             --              --              --         (475,713)             --
   Purchase of treasury stock (94,620 shares)              --              --              --               --              --
   Exercise of stock options (13,055 shares)               --              --         (53,085)              --              --
   Employee Stock Ownership Plan shares
      allocated (15,156 shares)                            --              --          47,693               --              --
   Management Recognition Plan shares
      allocated (17,220 shares)                            --              --          (4,791)              --              --
   Tax benefit of employee benefit plans                   --              --          56,820               --              --
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax benefit of $36,000                   (18,605)             --              --               --         (18,605)
                                                  -----------
      Comprehensive income                        $ 1,146,424              --              --               --              --
                                                  ===========     -----------    ------------     ------------     -----------
Balance, June 30, 2002                                                 22,724      21,915,323       17,961,840         111,615
                                                                  -----------    ------------     ------------     -----------

                                                     Unallocated      Unallocated
                                                        ESOP              MRP             Treasury
                                                       Shares           Shares             Stock             Total
                                                  --------------------------------------------------------------------
Balance, June 30, 2000                              $(1,623,809)      $  (826,222)      $ (1,006,511)      $34,911,647

   Net income                                                --                --                 --         1,158,734
   Dividends on common stock, $0.18 per share                --                --                 --          (359,063)
   Purchase of treasury stock (331,300 shares)               --                --         (4,777,991)       (4,777,991)
   Employee Stock Ownership Plan shares
      allocated (15,144 shares)                         154,591                --                 --           187,443
   Management Recognition Plan shares
      allocated (21,857 shares)                              --           205,526                 --           199,447
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income taxes of $74,000                                --                --                 --            99,521

      Comprehensive income                                   --                --                 --                 0
                                                    -----------       -----------       ------------       -----------

Balance, June 30, 2001                               (1,469,218)         (620,696)        (5,784,502)       31,419,738

   Net income                                                --                --                 --         1,165,029
   Dividends on common stock, $0.27  per share               --                --                 --          (475,713)
   Purchase of treasury stock (94,620 shares)                --                --         (1,301,947)       (1,301,947)
   Exercise of stock options (13,055 shares)                 --                --            172,212           119,127
   Employee Stock Ownership Plan shares
      allocated (15,156 shares)                         154,714                --                 --           202,407
   Management Recognition Plan shares
      allocated (17,220 shares)                              --           161,923                 --           157,132
   Tax benefit of employee benefit plans                     --                --                 --            56,820
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax benefit of $36,000                          --                --                 --           (18,605)

      Comprehensive income                                   --                --                 --                 0
                                                    -----------       -----------       ------------       -----------
Balance, June 30, 2002                               (1,314,504)         (458,773)        (6,914,237)       31,323,988
                                                    -----------       -----------       ------------       -----------


See Notes to Consolidated Financial Statements                                 4

                         First Bancorp of Indiana, Inc.
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2003, 2002 and 2001
                                   (continued)

                                                                                                         Accumulated
                                                                           Additional                       Other       Unallocated
                                                Comprehensive   Common      Paid-In       Retained      Comprehensive      ESOP
                                                    Income       Stock      Capital       Earnings         Income         Shares
                                               -------------------------------------------------------------------------------------

Balance, June 30, 2002 (Carried Forward)                        $22,724   $ 21,915,323    $ 17,961,840    $ 111,615     $(1,314,504)

   Net income                                    $ 1,641,414         --             --       1,641,414           --              --
   Dividends on common stock, $0.40 per share             --         --             --        (664,190)          --              --
   Purchase of treasury stock (198,035 shares)            --         --             --              --           --              --
   Exercise of stock options (50,436 shares)              --         --       (229,056)             --           --              --
   Employee Stock Ownership Plan shares
      allocated (15,150 shares)                           --         --         82,340              --           --         154,653
   Management Recognition Plan shares
      allocated (17,220 shares)                           --         --         (4,792)             --           --              --
   Tax benefit of employee benefit plans                  --         --         45,868              --           --              --
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax benefit of $98,230                 (160,271)        --             --              --     (160,271)             --
                                                 -----------
      Comprehensive income                       $ 1,481,143         --             --              --           --              --
                                                 ===========    -------   ------------    ------------    ---------     -----------
Balance, June 30, 2003                                          $22,724   $ 21,809,683    $ 18,939,064    $ (48,656)    $(1,159,851)
                                                                =======   ============    ============    =========     ===========

                                                 Unallocated
                                                      MRP           Treasury
                                                    Shares            Stock             Total
                                               ---------------------------------------------------
Balance, June 30, 2002 (Carried Forward)            $(458,773)      $(6,914,237)      $ 31,323,988

   Net income                                              --                --          1,641,414
   Dividends on common stock, $0.40 per share              --                --           (664,190)
   Purchase of treasury stock (198,035 shares)             --        (3,135,113)        (3,135,113)
   Exercise of stock options (50,436 shares)               --           689,285            460,229
   Employee Stock Ownership Plan shares
      allocated (15,150 shares)                            --                --            236,993
   Management Recognition Plan shares
      allocated (17,220 shares)                       161,923                --            157,131
   Tax benefit of employee benefit plans                   --                --             45,868
   Change in unrealized appreciation on
      available-for-sale securities, net of
      income tax benefit of $98,230                        --                --           (160,271)
      Comprehensive income                                 --                --                  0
                                                    ---------       -----------       ------------
Balance, June 30, 2003                              $(296,850)      $(9,360,065)      $ 29,906,049
                                                    =========       ===========       ============


See Notes to Consolidated Financial Statements                                 5

                         First Bancorp of Indiana, Inc.
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2003, 2002 and 2001

                                                                      2003               2002               2001
                                                                 ------------       ------------       ------------
Operating Activities
    Net income                                                   $  1,641,414       $  1,165,029       $  1,158,734
    Items not requiring (providing) cash
       Provision for loan losses                                      563,000            404,000            443,000
       Depreciation                                                   242,589            254,386            225,563
       Amortization of premiums and discounts on securities            72,208             97,973             38,207
       Amortization of net loan origination fees                     (248,000)           (62,298)           (92,545)
       Amortization of goodwill and intangible assets                  96,175            162,267            100,432
       Deferred income taxes                                          (64,000)            44,000           (234,000)
       Increase in cash surrender value of life insurance            (214,311)          (135,598)          (105,894)
       Loans originated for sale                                  (46,174,527)       (34,158,941)       (29,280,066)
       Proceeds from sales of loans                                47,256,128         34,892,633         29,752,654
       Net gain on loan sales                                      (1,081,601)          (733,692)          (472,588)
       Net gains on sales of available-for-sale securities            (62,776)                --                 --
       Gain on sale of premises and equipment                              --                 --           (387,516)

       Compensation expense related to employee stock
          ownership plan and management recognition plan              394,124            359,539            386,890
       Tax benefit of employee benefit plans                           45,868             56,820                 --
    Changes in
       Other assets                                                  (730,039)          (404,276)          (388,058)
       Other liabilities                                              250,211           (349,847)           559,205
                                                                 ------------       ------------       ------------

           Net cash provided by operating activities                1,986,463          1,591,995          1,704,018
                                                                 ------------       ------------       ------------

Investing Activities
    Net change in interest-bearing deposits                          (835,468)          (297,000)           891,000
    Proceeds from maturities of available-for-sale
      securities                                                    2,759,812          4,065,532          1,820,206
    Proceeds from maturities of held-to-maturity securities        17,319,771         29,072,643         37,414,957
    Purchases of available-for-sale securities                    (15,389,725)                --                 --
    Purchases of held-to-maturity securities                               --        (24,119,923)       (39,039,930)
    Proceeds from sales of available-for-sale securities              887,404                 --                 --
    Net change in loans                                           (17,403,130)       (11,457,163)       (40,791,510)
    Purchases of premises and equipment                               (59,700)          (114,416)        (1,740,330)
    Proceeds from sales of premises and equipment                          --                 --            399,436
    Purchase of FHLB stock                                           (700,000)          (615,300)          (157,300)
    Redemption of life insurance policy                                    --                 --            127,753
    Purchase of life insurance policies                                    --         (2,100,000)                --
    Purchase of financial institution branches, net of
      cash received                                                        --                 --         (2,460,011)
                                                                 ------------       ------------       ------------

           Net cash used in investing activities                  (13,421,036)        (5,565,627)       (43,535,729)
                                                                 ------------       ------------       ------------


See Notes to Consolidated Financial Statements                                 6

                         First Bancorp of Indiana, Inc.
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2003, 2002 and 2001
                                   (continued)

                                                                  2003               2002               2001
                                                              ------------       ------------       ------------
Financing Activities
    Net increase in demand deposits, money market,
      NOW and savings accounts                                $  3,058,898       $  3,178,689       $ 17,552,559
    Net increase (decrease) in certificates of deposit          (7,083,589)       (10,060,266)        23,269,999
    Proceeds from issuance of long-term debt                    12,000,000         15,000,000         10,000,000
    Repayments of long-term debt                                (1,666,667)                --                 --
    Net increases (decreases) in advances from borrowers
      for taxes and insurance                                      203,213           (122,171)           239,583
    Dividends paid                                                (664,190)          (475,713)          (359,063)
    Purchase of treasury stock                                  (3,135,113)        (1,301,947)        (4,777,991)
    Exercise of stock options                                      460,229            119,127                 --
                                                              ------------       ------------       ------------

           Net cash provided by financing activities             3,172,781          6,337,719         45,925,087
                                                              ------------       ------------       ------------

Increase (Decrease) in Cash and Cash Equivalents                (8,261,792)         2,364,087          4,093,376

Cash and Cash Equivalents, Beginning of Year                    12,850,957         10,486,870          6,393,494
                                                              ------------       ------------       ------------

Cash and Cash Equivalents, End of Year                        $  4,589,165       $ 12,850,957       $ 10,486,870
                                                              ============       ============       ============

Supplemental Cash Flows Information

    Interest paid                                             $  4,647,165       $  6,475,335       $  5,807,291
    Income taxes paid (net of refunds)                        $    773,000       $    605,118       $    606,600


See Notes to Consolidated Financial Statements                                 7

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

      Nature of Operations

            The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The Bank has one wholly owned subsidiary, FFSL Service Corporation (FFSL). The more significant of the policies are described below.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

      Securities

            Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

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

            Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

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

      Federal Home Loan Bank Stock

            Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

      Goodwill

            Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

      Intangible Assets

            Intangible assets are being amortized on an accelerated basis over seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

      Mortgage Servicing Rights

            Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

      Income Taxes

            Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

      Earnings Per Share

            Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares and MRP shares which have not vested have been excluded from the computation of average shares outstanding.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

      Stock Options

            At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 2003            2002            2001
                                                               ---------       ---------       ---------
      Net Income, as reported                                  $   1,641       $   1,165       $   1,159
      Less:  Total stock-based employee compensation cost
             determined under the fair value based
              method, net of income taxes
                                                                    (113)           (142)           (125)
                                                               ---------       ---------       ---------

      Pro forma net income                                     $   1,528       $   1,023       $   1,034
                                                               =========       =========       =========

      Earnings per share:
      Basic - as reported                                      $    1.10       $    0.73       $    0.63
      Basic - pro forma                                             1.02            0.64            0.56

      Diluted - as reported                                    $    1.04       $    0.70       $    0.61
      Diluted - pro forma                                           0.97            0.62            0.55

      Reclassifications

            Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Purchases of Branches

            On November 18, 2000, the Bank purchased certain assets and assumed certain liabilities related to two branches of a financial institution located in Evansville, Indiana in exchange for $3,439,000. The assets included $9,092,000 of cash, $22,700,000 of loans, $979,000 of real and personal property, $1,928,000 of goodwill, $532,000 of deposit-based intangibles and $172,000 of accrued interest receivable and other assets. The liabilities consisted of $35,143,000 of customer deposits and $260,000 of accrued interest payable and other liabilities. The goodwill was originally being amortized straight-line over 25 years; however, the amortization was ceased during fiscal year 2003 upon adoption of SFAS No. 142. The deposit-based intangibles are being amortized on an accelerated method over seven years.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 3: Restriction on Cash and Due From Banks

            The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2003, was $375,000.

Note 4: Investments

      Available-for-Sale Securities

            The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                                     June 30, 2003
                                           -----------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Approximate
                                              Cost            Gains           (Losses)            Fair Value
                                           -----------------------------------------------------------------
      Mortgage-backed securities            $14,463            $  0            $   (87)            $14,376
                                            =======            ====            =======             =======

                                                                      June 30, 2002
                                           -----------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Approximate
                                              Cost            Gains           (Losses)            Fair Value
                                           -----------------------------------------------------------------
      Mortgage-backed securities            $ 2,206            $168            $    --             $ 2,374
      Corporate obligations                     437               3                 --                 440
                                            -------            ----            -------             -------

                                            $ 2,643            $171            $     0             $ 2,814
                                            =======            ====            =======             =======

            Maturities of available-for-sale debt investments have not been presented because they consist entirely of mortgage-backed securities, which do not mature on a single maturity date.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

      Held-to-Maturity Securities

            The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

                                                                    June 30, 2003
                                           -----------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Approximate
                                              Cost            Gains           (Losses)            Fair Value
                                           -----------------------------------------------------------------
      Mortgage-backed securities            $17,581            $484            $ (4)            $18,061
                                            =======            ====            ====             =======

                                                                     June 30, 2002
                                           -----------------------------------------------------------------
                                                              Gross            Gross
                                           Amortized        Unrealized       Unrealized          Approximate
                                              Cost            Gains           (Losses)            Fair Value
                                           -----------------------------------------------------------------
      Mortgage-backed securities            $34,988            $558            $(81)            $35,465
                                            =======            ====            ====             =======

            Maturities of held-to-maturity debt investments have not been presented because they consist entirely of mortgage-backed securities, which do not mature on a single maturity date.

            Two available-for-sale securities totaling approximately $14.1 million were pledged as collateral for certain Federal Home Loan Bank advances at June 30, 2003. There were no securities pledged as collateral for public deposits at June 30, 2003, or for any purpose at June 30, 2002.

            Gross gains of $63,000 resulting from sales of available-for-sale securities were realized for 2003. Taxes of $25,000 were recorded on those sales. There were no sales of securities during 2002 or 2001.

            There were no transfers of securities between classifications during 2003 or 2002.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 5: Loans and Allowance for Loan Losses

            Categories of loans at June 30 include:

                                                           2003            2002            2001
                                                         ---------       ---------       ---------
      Real estate                                        $  71,847       $  70,119       $  69,662
      Commercial                                            10,416           9,448           7,353
      Consumer loans                                        53,721          36,138          26,910
      Consumer lines of credit                               4,358           4,462           5,895
      Loans to depositors secured by savings                   170             181             369
                                                         ---------       ---------       ---------

              Total loans                                  140,512         120,348         110,189

      Less

          Undisbursed portion of construction loans         (4,224)         (1,369)         (2,502)
          Deferred loan fees                                  (165)           (214)           (208)
          Allowance for loan losses                         (1,101)           (831)           (661)
                                                         ---------       ---------       ---------

              Net loans                                  $ 135,022       $ 117,934       $ 106,818
                                                         =========       =========       =========

            Activity in the allowance for loan losses was as follows:

                                                            2003            2002            2001
                                                         ---------       ---------       ---------
      Balance, beginning of year                         $     831       $     661       $     396
      Provision charged to expense                             563             404             443
      Losses charged off, net of recoveries of $14
         for 2003, $6 for 2002 and $6 for 2001                (293)           (234)           (178)
                                                         ---------       ---------       ---------

      Balance, end of year                               $   1,101       $     831       $     661
                                                         =========       =========       =========

            The Bank has not had any significant impaired loans during each of the years ended June 30, 2003, 2002 and 2001.

            At June 30, 2003 and 2002, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at June 30, 2003 and 2002, were $388,000 and $292,000, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 6: Premises and Equipment

            Major classifications of premises and equipment, stated at cost, are as follows:

                                                2003          2002
                                              -------       -------

      Land                                    $ 1,213       $ 1,213
      Buildings                                 2,671         2,671
      Equipment                                 1,566         1,561
                                              -------       -------
                                                5,450         5,445
      Less accumulated depreciation            (2,623)       (2,435)
                                              -------       -------

              Net premises and equipment      $ 2,827       $ 3,010
                                              =======       =======

Note 7: Goodwill

            During 2003, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. The cumulative effect of the change was to increase operating income for 2003 by $57,000 and net income for 2003 by $33,000. Had the new method been applied retroactively, the previously reported 2002 and 2001 operating income would have increased $77,000 and $45,000, respectively. Previously reported 2002 and 2001 net income would have increased $44,000 and $26,000, respectively.

            The changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002, were:

                                                            2003          2002
                                                          -------       -------

      Balance as of July 1                                $ 1,806       $ 1,883
          Amortization of goodwill prior to adoption
             of SFAS No. 142                                  (20)          (77)
          Impairment losses                                    --            --
                                                          -------       -------

      Balance as of June 30                               $ 1,786       $ 1,806
                                                          =======       =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 8: Other Intangible Assets

            The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2003 and 2002, were:

                                                  2003                                 2002
                                     ---------------------------------------------------------------------
                                         Gross                                Gross
                                       Carrying         Accumulated          Carrying         Accumulated
                                        Amount          Amortization          Amount          Amortization
                                     ---------------------------------------------------------------------
       Core deposit intangible       $         532      $       (217)      $        532       $       (140)
                                     =============      ============       ============       ============

            Amortization expense for the years ended June 30, 2003, 2002 and 2001, was $77,000, $85,000 and $55,000, respectively. Estimated amortization expense for each of the following five years is:

             2004                                              $      76
             2005                                                     76
             2006                                                     76
             2007                                                     64
             2008                                                     23
                                                               ---------

                                                               $     315
                                                               =========

Note 9: Loan Servicing

            Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $31,995,000 and $19,869,000 at June 30, 2003 and 2002, respectively.

            Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $285,000 and $172,000 at June 30, 2003 and 2002,
            respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

            The aggregate fair value of capitalized mortgage servicing rights at June 30, 2003 and 2002, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights.

                                                                     2003          2002
                                                                   -------       -------
      Mortgage Servicing Rights
          Balances, beginning of year                              $   214       $     9
          Servicing rights capitalized                                 191           218
          Amortization of servicing rights                             (82)          (13)
                                                                   -------       -------

          Balances, end of year                                    $   323       $   214
                                                                   =======       =======

Note 10: Other Assets and Other Liabilities

                                                                     2003          2002
                                                                   -------       -------
      Other assets
          Interest receivable
              Investment securities                                $   186       $   210
              Loans                                                    548           572
          Cash surrender value of life insurance                     4,485         4,271
          Investment in limited partnership                             63            79
          Net deferred tax asset                                       612           451
          Accounts receivable - dealer draft                          (146)          410
          Prepaid expenses and other                                 2,632         1,282
                                                                   -------       -------

              Total other assets                                   $ 8,380       $ 7,275
                                                                   =======       =======

      Other liabilities
          Interest payable
              Deposits                                             $    27       $    44
              Other borrowings                                         533           430
          Deferred directors' fees and officers' compensation          676           656
          Accrued expenses                                             481           336
                                                                   -------       -------

              Total other liabilities                              $ 1,717       $ 1,466
                                                                   =======       =======

     The investment in limited partnership of $63,000 and $79,000 at June 30, 2003 and 2002, respectively, represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the losses of $16,000, $41,000 and $52,000, the Bank has recorded the benefit of low-income housing tax credits of $73,000 for each of the years in the three-year period ending June 30, 2003.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 11: Deposits

                                                         2003          2002
                                                       --------      --------

      Demand deposits                                  $ 32,613      $ 29,298
      Savings deposits                                   12,374        12,630
      Certificates of deposit of $100,000 or more         8,780         8,486
      Other certificates of deposit                      62,124        69,501
                                                       --------      --------

              Total deposits                           $115,891      $119,915
                                                       ========      ========

            At June 30, 2003, the scheduled maturities of time deposits are as follows:

                     2004                              $39,396
                     2005                               22,875
                     2006                                4,440
                     2007                                2,243
                     2008                                1,216
                     Thereafter                            734
                                                       -------

                                                       $70,904
                                                       =======

Note 12: Income Taxes

            The provision for income taxes includes these components:

                                       2003       2002       2001
                                      -----       ----      -----

      Taxes currently payable
          Federal                     $ 690       $375      $ 494
          State                          84         35        114
      Deferred income taxes
          Federal                       (48)        39       (199)
          State                         (16)         5        (35)
                                      -----       ----      -----

              Income tax expense      $ 710       $454      $ 374
                                      =====       ====      =====

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

     A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:

                                                           2003        2002        2001
                                                          -----       -----       -----
      Computed at the statutory rate (34%)                $ 799       $ 554       $ 521
      Increase (decrease) resulting from:

          State income taxes, net of federal benefit         45          26          52
          Cash surrender value of life insurance            (73)        (46)        (36)
          Tax credits                                       (73)        (73)        (73)
          Proceeds from life insurance                       --          --        (142)
          Other                                              12          (7)         52
                                                          -----       -----       -----

              Actual tax expense                          $ 710       $ 454       $ 374
                                                          =====       =====       =====

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                   2003         2002
                                                                  -------       -----
      Deferred tax assets
          Differences in accounting for loan losses               $   413       $ 311
          Differences in accounting for loan fees                      --           6
          Deferred compensation and directors' fees                   506         446
          Deposit-based intangibles                                    47          32
          Unrealized losses on available-for-sale securities           29          --
          Other                                                        16          --
                                                                  -------       -----
                                                                    1,011         795
                                                                  -------       -----
      Deferred tax liabilities
          Differences in depreciation methods                        (107)       (113)
          Federal Home Loan Bank dividends                            (69)        (52)
          Unrealized gains on available-for-sale securities            --         (68)
          Mortgage-servicing rights                                  (121)        (80)
          State taxes                                                 (31)         --
          Goodwill                                                    (71)        (31)
                                                                  -------       -----
                                                                     (399)       (344)
                                                                  -------       -----

              Net deferred tax asset                              $   612       $ 451
                                                                  =======       =====

     Retained earnings at June 30, 2003 and 2002, include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 13: Long-Term Debt

            Long-term debt consisted of the following components:

                                                                                     2003         2002
                                                                                   -------      -------
      Federal Home Loan Bank advances
         Fixed rate of 6.465%, due in January 2005                                 $ 5,000      $ 5,000
         Fixed rate of 5.370%, due in February 2011                                 10,000       10,000
         Fixed rate of 4.830%, due in July 2011                                     10,000       10,000
         Fixed rate mortgage advance at 3.9%, due in three payments of $1,667
            annually in 2003, 2004 and 2005                                          3,333        5,000
         Fixed rate of 2.65%, due in March 2008                                      5,000           --
         Fixed rate of 2.10%, due in March 2008                                      5,000           --
         Fixed rate of 1.88%, due in May 2005                                        2,000           --
                                                                                   -------      -------

              Total Federal Home Loan Bank advances                                $40,333      $30,000
                                                                                   =======      =======

     The Federal Home Loan Bank advances are secured by qualifying first-mortgage loans totaling $60,989,000 and marketable securities with market values totaling $14,068,000.

            Aggregate annual maturities of long-term debt at June 30, 2003, are:

                     2004                                                          $ 1,667
                     2005                                                            8,666
                     2006                                                               --
                     2007                                                               --
                     2008                                                           10,000
                     Thereafter                                                     20,000
                                                                                   -------

                                                                                   $40,333
                                                                                   =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 14: Other Comprehensive Income

            Other comprehensive income (loss) components and related taxes were as follows:

                                                              2003       2002       2001
                                                             -----       ----       ----
      Unrealized gains (losses) on securities available
         for sale                                            $(195)      $(55)      $173
      Reclassification for realized amount included in
         income                                                 63         --         --
                                                             -----       ----       ----
          Other comprehensive income (loss), before tax
              effect                                          (258)       (55)       173
      Tax expense (benefit)                                    (98)       (36)        74
                                                             -----       ----       ----

             Other comprehensive income (loss)               $(160)      $(19)      $ 99
                                                             =====       ====       ----

            The only component of other comprehensive income is the unrealized gains (losses) on securities available for sale.

Note 15: Regulatory Matters

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

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

            As of June 30, 2003, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

            The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                        To Be Well Capitalized
                                                                           For Capital Adequacy        Under Prompt Corrective
                                                   Actual                         Purposes                 Action Provisions
                                          ------------------------------------------------------------------------------------------
                                              Amount         Ratio         Amount           Ratio         Amount           Ratio
                                          ------------------------------------------------------------------------------------------
     As of June 30, 2003
        Total Capital
           (to Risk-Weighted Assets)      $    26,385        20.74%      $    10,176         8.00%     $    12,720         10.00%

        Tier I Capital
           (to Risk-Weighted Assets)           25,462        20.02             5,088         4.00            7,632          6.00

        Core Capital
           (to Adjusted Total Assets)          25,462        13.73             7,417         4.00            9,272          5.00

        Core Capital
           (to Adjusted Tangible Assets)       25,462        13.73             3,709         2.00              N/A           N/A

        Tangible Capital
           (to Adjusted Total Assets)          25,462        13.73             2,782         1.50              N/A           N/A

     As of June 30, 2002
        Total Capital
           (to Risk-Weighted Assets)           24,736        22.39             8,839         8.00           11,049         10.00

        Tier I Capital
           (to Risk-Weighted Assets)           23,901        21.63             4,420         4.00            6,630          6.00

        Core Capital
           (to Adjusted Total Assets)          23,901        13.32             7,719         4.00            8,974          5.00

        Core Capital
           (to Adjusted Tangible Assets)       23,901        13.32             3,590         2.00              N/A            N/A

        Tangible Capital
           (to Adjusted Total Assets)          23,901        13.32             2,692         1.50              N/A            N/A

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 16: Employee Benefit Plans

      Pension Plan

            The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This Plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense was $8,800, $166,500 and $113,890 for 2003, 2002 and 2001, respectively. This Plan provides pension benefits for substantially all of the Bank's employees.

      401(k) Plan

            The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The Bank's expense for the Plan was $45,400, $40,000 and $29,900 for 2003, 2002 and 2001,
            respectively.

      Supplemental Retirement Plan

            The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $106,600, $48,800 and $173,800 for the years ended June 30, 2003, 2002 and 2001, respectively. Of the $173,800 of expense recorded during the year ended June 30, 2001, $130,000 was attributable to the death of a Plan participant. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $65,200, $62,000 and $57,660 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

            The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to Plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unreleased ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

            Stock totaling 15,150, 15,156 and 15,144 shares for 2003, 2002 and 2001, respectively, with an average fair value of $15.64, $13.36 and $12.38, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $237,000, $202,400 and $187,400. Shares held by the ESOP at June 30 are as follows:

                                                               2003            2002
                                                           ----------      ----------
      Allocated shares                                         53,367          42,108
      Shares committed to be released                           1,911           7,822
      Unreleased shares                                       121,189         128,770
                                                           ----------      ----------

          Total ESOP shares                                   176,467         178,700
                                                           ==========      ==========

          Fair value of unallocated shares at June 30      $2,228,666      $1,834,973
                                                           ==========      ==========

      Management Recognition Plan

            On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The Plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the Plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the Plan had been granted. As of June 30, 2003, 39,245 shares had been distributed. This total includes 3,837 shares that vested immediately and were distributed upon the death of a Plan participant during 2001. For the years ended June 30, 2003, 2002 and 2001, approximately $157,100, $156,400 and $200,200, respectively, was recorded as compensation expense under the Plan.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 17: Stock Option Plan

            The Company has an incentive stock option plan in which 277,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The Plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the board of directors. During 2003, options to purchase 11,362 shares were granted at $14.58 per share. During 2002, options to purchase 42,362 shares were granted at $13.38 per share. No options were granted during 2001.

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

            Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

                                                                       2003         2002
                                                                      ------       ------
      Risk-free interest rate                                            4.1%         5.1%
      Dividend yield                                                     2.0%         2.0%
      Volatility factor of expected market price of common stock        14.6%        14.7%
      Weighted-average expected life of the options                   10 years     10 years

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

            The following is a summary of the status of the Company's stock option plan and changes in that Plan as of and for the years ended June 30, 2003, 2002 and 2001.

   Year Ended June 30                                 2003                      2002                      2001
   -------------------------------------------------------------------------------------------------------------------------
                                                           Weighted-                  Weighted-                 Weighted-
                                                            Average                    Average                   Average
                                                           Exercise                   Exercise                Exercise Price
                Options                        Shares        Price        Shares        Price       Shares
   -------------------------------------------------------------------------------------------------------------------------
     Outstanding, beginning of year            233,823     $   9.90       204,516   $     9.12       204,516    $    9.12
     Granted                                    11,362        14.58        42,362        13.38            --
     Exercised                                 (50,436)        9.12       (13,055)        9.12            --
     Forfeited/expired                              --                         --           --            --
                                             ---------                  ---------                  ---------
     Outstanding, end of year                  194,749     $  10.37       233,823   $     9.90       204,516    $    9.12
                                             =========                  =========                  =========
     Options exercisable at year end           130,862     $   9.93       141,350   $     9.12       114,976    $    9.12
                                             =========                  =========                  =========
     Weighted-average fair value of
        options granted during the year                    $   3.30                 $     4.17

            As of June 30, 2003, the 194,749 options outstanding have a weighted-average exercise price of $10.37 ranging from $9.12 to $14.58, and a weighted-average remaining contractual life of 7.39 years.

Note 18: Earnings Per Share

            Earnings per share (EPS) were computed as follows:

                                                                        Year Ended June 30, 2003
                                                              ---------------------------------------------
                                                                                Weighted-
                                                                                 Average          Per Share
                                                                  Income          Shares           Amount
                                                              ---------------------------------------------
     Net income                                               $     1,641
                                                              ===========

     Basic earnings per share
         Income available to common stockholders              $     1,641         1,493,699      $     1.10
                                                                                                 ==========

     Effect of dilutive securities
         Stock options                                                 --            79,410
                                                              -----------      ------------

     Diluted earnings per share
         Income available to common stockholders and
            assumed conversions                               $     1,641         1,573,109      $     1.04
                                                              ===========      ============      ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

                                                                        Year Ended June 30, 2002
                                                              ---------------------------------------------
                                                                                Weighted-
                                                                                 Average          Per Share
                                                                  Income          Shares           Amount
                                                              ---------------------------------------------

     Net income                                               $      1,165
                                                              ============

     Basic earnings per share
         Income available to common stockholders              $      1,165          1,593,038      $      0.73
                                                                                                   ===========

     Effect of dilutive securities
         Stock options                                                  --             70,221
                                                              ------------      -------------

     Diluted earnings per share
         Income available to common stockholders and
            assumed conversions                               $      1,165          1,663,259      $      0.70
                                                              ============      =============      ===========

                                                                                Year Ended June 30, 2001
                                                              ---------------------------------------------
                                                                                Weighted-
                                                                                 Average          Per Share
                                                                  Income          Shares           Amount
                                                              ---------------------------------------------

     Net income                                               $     1,159
                                                              ===========

     Basic earnings per share
         Income available to common stockholders              $     1,159           1,840,179      $      0.63
                                                                                                   ===========

     Effect of dilutive securities
         Stock options                                                 --              52,131
                                                              -----------      --------------

     Diluted earnings per share
         Income available to common stockholders and
            assumed conversions                               $     1,159           1,892,310      $      0.61
                                                              ===========      ==============      ===========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 19: Disclosures About Fair Value of Financial Instruments

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

                                                           June 30, 2003                        June 30, 2002
                                                 ------------------------------------------------------------------------
                                                     Carrying                            Carrying
                                                      Amount          Fair Value          Amount           Fair Value
                                                 ------------------------------------------------------------------------
     Financial assets
         Cash and cash equivalents               $        4,589     $        4,589    $       12,851     $       12,851
         Interest-bearing deposits                        1,429              1,429               594                594
         Available-for-sale securities                   14,376             14,376             2,814              2,814
         Held-to-maturity securities                     17,581             18,061            34,988             35,465
         Loans, net of allowance for loan
            losses                                      135,022            135,981           117,934            118,440
         Interest receivable                                734                734               782                782
         FHLB stock                                       2,200              2,200             1,500              1,500
         Cash surrender value of life insurance           4,485              4,485             4,271              4,271

     Financial liabilities
         Deposits                                       115,891            117,621           119,915            122,835
         Long-term debt                                  40,333             43,979            30,000             31,765
         Interest payable                                   560                560               474                474

         Unrecognized financial instruments
            (net of contract amount)
             Commitments to extend credit                     0                  0                 0                  0
             Letters of credit                                0                  0                 0                  0
             Lines of credit                                  0                  0                 0                  0

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

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

Note 20: Significant Estimates and Concentrations

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

Note 21: Commitments and Credit Risk

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

            At June 30, 2003 and 2002, the Bank had outstanding commitments to originate loans aggregating approximately $1,886,000 and $991,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. The entire amount of the loan commitments were at fixed rates of interest at June 30, 2003 and 2002.

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

            The Bank had total outstanding letters of credit amounting to $158,000 and $431,000 at June 30, 2003 and 2002, respectively. The letters of credit all expire within one year.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

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

            At June 30, 2003 and 2002, the Bank had granted unused lines of credit to borrowers aggregating approximately $8,712,000 and $7,753,000, respectively.

Note 22: Condensed Financial Information (Parent Company Only)

            Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            Condensed Balance Sheets

                                                                    2003         2002
                                                                  -------      -------
      Assets
          Cash and cash equivalents                               $ 1,056      $ 3,698
          Investment in common stock of subsidiary                 27,545       26,232
          Loans to First Federal Savings Bank                       1,304        1,428
          Other assets                                                 13           15
                                                                  -------      -------

                  Total assets                                    $29,918      $31,373
                                                                  =======      =======

      Liabilities-- Other liabilities                             $    12      $    49

      Stockholders' Equity                                         29,906       31,324
                                                                  -------      -------

                  Total liabilities and stockholders' equity      $29,918      $31,373
                                                                  =======      =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

                         Condensed Statements of Income

                                                                         2003          2002         2001
                                                                       -------       -------       ------
      Income
          Dividends from subsidiaries                                  $   650       $ 2,100       $   --
          Other income                                                     127           175          410
                                                                       -------       -------       ------
                                                                           777         2,275          410

      Expense -- Other expenses                                            198           142          157
                                                                       -------       -------       ------

      Income before income tax and equity in undistributed income
         of subsidiary                                                     579         2,133          253

          Income tax expense                                               (28)           13          100
                                                                       -------       -------       ------

      Income before equity in undistributed income of subsidiary
                                                                           607         2,120          153

      Equity in undistributed income of subsidiary                       1,034          (955)       1,006
                                                                       -------       -------       ------

      Net Income                                                       $ 1,641       $ 1,165       $1,159
                                                                       =======       =======       ======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

                       Condensed Statements of Cash Flows

                                                                           2003          2002          2001
                                                                          -------       -------       -------
      Operating Activities
         Net income                                                       $ 1,641       $ 1,165       $ 1,159
         Adjustments to reconcile net income to net cash provided by operating activities
              Equity in undistributed income of subsidiary                 (1,034)          955        (1,006)
              Net change in
                 Other assets                                                   2            (5)           (4)
                 Other liabilities                                            (36)           20           (18)
                                                                          -------       -------       -------
                    Net cash provided by operating activities                 573         2,135           131
                                                                          -------       -------       -------

      Investing Activity - Net decrease in loans to subsidiary                124         2,115         5,106
                                                                          -------       -------       -------

      Financing Activities
         Cash dividends                                                      (664)         (476)         (359)
         Purchase of treasury stock                                        (3,135)       (1,302)       (4,778)
         Exercise of stock options                                            460           119            --
                                                                          -------       -------       -------
                    Net cash used by financing activities                  (3,339)       (1,659)       (5,137)
                                                                          -------       -------       -------

      Net Change in Cash and Equivalents                                   (2,642)        2,591           100

      Cash and Cash Equivalents, Beginning of Year                          3,698         1,107         1,007
                                                                          -------       -------       -------

      Cash and Cash Equivalents, End of Year                              $ 1,056       $ 3,698       $ 1,107
                                                                          =======       =======       =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2003, 2002 and 2001
                       (Table Dollar Amounts in Thousands)

Note 23: Quarterly Financial Data

            The following is a summary of selected quarterly results of operations for the years ended June 30, 2003 and 2002:

                                                                                  Quarter Ended
                                                                                   (unaudited)
                                                ----------------------------------------------------------------------------------
      Fiscal 2003                                     June 30           March 31          December 31          September 30
----------------------------------------------------------------------------------------------------------------------------------
        Interest income                            $         2,686    $         2,595   $         2,763      $         2,859
        Interest expense                                     1,133              1,108             1,195                1,292
        Provision for loan losses                              140                123               150                  150
        Net gains on sales of securities                        63                 --                --                   --
        Noninterest income                                     729                490               513                  449
        Noninterest expense                                  1,421              1,439             1,355                1,289
        Income before income tax                               784                415               576                  577
        Net income                                             535                302               405                  399

        Basic earnings per share                   $          0.26    $          0.27   $          0.20      $          0.37
        Diluted earnings per share                            0.25               0.26              0.19                 0.34

                                                                                  Quarter Ended
                                                                                    (unaudited)
                                                ----------------------------------------------------------------------------------
      Fiscal 2002                                     June 30           March 31          December 31          September 30
----------------------------------------------------------------------------------------------------------------------------------
        Interest income                            $         2,805    $         2,797   $         3,003      $         3,099
        Interest expense                                     1,322              1,359             1,582                1,737
        Provision for loan losses                              115                129                95                   65
        Noninterest income                                     402                349               490                  385
        Noninterest expense                                  1,345              1,380             1,300                1,281
        Income before income tax                               425                278               516                  401
        Net income                                             306                208               366                  285

        Basic earnings per share                   $          0.18    $          0.23   $          0.13      $          0.19
        Diluted earnings per share                            0.17               0.22              0.13                 0.18