Form 10QSB
period 2003-09-30
FIRST BANCORP OF INDIANA INC
filed 2003-11-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Indiana
         (State or other jurisdiction of incorporation or organization)

                                   35-2061832
                      (I.R.S. Employer Identification No.)

2200 West Franklin Street, Evansville, Indiana                       47712
   (Address of principal executive offices)                        (Zip Code)

                                 (812) 423-3196
                (Issuer's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,608,592 shares of common stock, par value $0.01 per share, were outstanding as of November 7, 2003.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Financial Statements                                                 3
Item 2.   Management's Discussion and Analysis or Plan of Operation           10
Item 3.   Controls and Procedures                                             15

Part II   Other Information
Item 1.   Legal Proceedings                                                   16
Item 2.   Changes in Securities                                               16
Item 3.   Defaults Upon Senior Securities                                     16
Item 4.   Submission of Matters to a Vote of Security Holders                 16
Item 5.   Other Information                                                   16
Item 6.   Exhibits and Reports on Form 8-K                                    16

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                     September 30, 2003  June 30, 2003
--------------------------------------------------------------------------------------
                                                         (Unaudited)
Assets
     Cash and due from banks                            $   3,113,403    $   3,065,550
     Interest-bearing demand deposits                       1,361,350        1,458,615
     Federal funds sold                                        85,000           65,000
                                                        -------------    -------------
         Total cash and cash equivalents                    4,559,753        4,589,165
     Interest-bearing deposits                                659,175        1,429,468
     Investment securities
       Available for sale                                  12,077,669       14,376,434
       Held to maturity                                    13,770,291       17,580,714
                                                        -------------    -------------
         Total investment securities                       25,847,960       31,957,148
     Loans                                                146,174,442      136,122,670
     Allowance for loan losses                             (1,142,693)      (1,100,620)
                                                        -------------    -------------
         Net loans                                        145,031,749      135,022,050
     Premises and equipment                                 2,856,898        2,827,241
     Goodwill                                               1,786,297        1,786,297
     Core deposit intangibles                                 295,827          314,840
     Federal Home Loan Bank stock                           2,243,300        2,200,000
     Other assets                                           8,641,967        8,380,236

                                                        -------------    -------------
         Total assets                                   $ 191,922,926    $ 188,506,445
                                                        =============    =============

Liabilities
     Deposits
      Non-interest bearing                              $   5,476,698    $   5,066,247
      Interest bearing                                    111,338,094      110,824,311
                                                        -------------    -------------
         Total deposits                                   116,814,792      115,890,558
     Borrowings                                            42,333,333       40,333,333
     Advances by borrowers for
       taxes and insurance                                    754,334          659,842
     Other liabilities                                      2,264,836        1,716,663
                                                        -------------    -------------
         Total liabilities                                162,167,295      158,600,396
                                                        -------------    -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                              22,724           22,724
     Additional paid-in capital                            21,829,779       21,809,683
     Retained earnings                                     18,752,661       18,939,064
     Accumulated other comprehensive income                   (73,267)         (48,656)
                                                        -------------    -------------
                                                           40,531,897       40,722,815

     Less:
     Unreleased employee stock ownership plan
     shares - 109,834 and 113,620 shares                   (1,121,204)      (1,159,851)
     Treasury stock - 663,808 and 667,808 shares           (9,398,693)      (9,360,065)
     Unreleased MRP shares - 27,264 and 31,569 shares        (256,369)        (296,850)

                                                        -------------    -------------
     Total stockholders' equity                            29,755,631       29,906,049

                                                        -------------    -------------
         Total liabilities and stockholders' equity     $ 191,922,926    $ 188,506,445
                                                        =============    =============

See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income
                                                              For the
                                                           Year to Date
                                                           September 30,
                                                      -----------------------
                                                         2003         2002
-----------------------------------------------------------------------------
                                                            (Unaudited)

Interest Income
      Loans receivable                                $2,262,305   $2,266,262
      Investment securities                              268,139      512,484
      Deposits with financial institutions                13,649       44,827
      Federal funds sold                                   1,696       11,544
      Other interest and dividend income                  27,726       23,670
                                                      ----------   ----------
          Total interest income                        2,573,515    2,858,787
                                                      ----------   ----------

Interest Expense
      Deposits                                           634,844      875,944
      Borrowings                                         454,031      393,109
      Other                                               25,275       22,539
                                                      ----------   ----------
          Total interest expense                       1,114,150    1,291,592
                                                      ----------   ----------

Net Interest Income                                    1,459,365    1,567,195

      Provision for Loan Losses                           90,000      150,000
                                                      ----------   ----------

Net Interest Income after Provision                    1,369,365    1,417,195

Noninterest Income
      Increase in cash surrender values
         of life insurance                                54,840       51,512
      Net gains (losses) on loan sales                   197,182      222,851
      ATM transaction & POS interchange fees              50,798       42,932
      Service charges on deposit accounts                 88,384       76,850
      Other Income                                        96,390       55,017
                                                      ----------   ----------
          Total noninterest income                       487,594      449,162
                                                      ----------   ----------

Noninterest Expense
      Salaries and employee benefits                     926,861      757,458
      Net occupancy expense                               70,086       69,336
      Equipment expense                                   83,898       78,208
      Amortization of intangible assets                   19,013       38,798
      Professional fees                                   47,043       34,981
      Data processing fees                                66,089       56,203
      Other expense                                      270,346      254,232
                                                      ----------   ----------
          Total noninterest expense                    1,483,336    1,289,216
                                                      ----------   ----------

Income Before Income Tax                                 373,623      577,141
      Income tax expense                                 121,387      178,244
                                                      ----------   ----------

Net Income                                            $  252,236   $  398,897
                                                      ==========   ==========

      Basic earnings per share                        $     0.17   $     0.26
      Diluted earnings per share                      $     0.16   $     0.25
      Weighted average shares outstanding - Basic      1,472,142    1,517,076
      Weighted average shares outstanding - Diluted    1,556,768    1,599,424

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity

                                                                                                             Accumulated
                                                                             Additional                        Other
                                           Comprehensive       Common         Paid-in         Retained      Comprehensive
                                               Income          Stock          Capital         Earnings         Income
                                           ---------------------------------------------------------------------------------
Balances, June 30, 2003                                    $      22,724    $ 21,809,683    $ 18,939,064     ($    48,656)

   Net income                              $     252,236                                         252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                     (24,611)                                                         (24,611)

   Cash dividends paid ($0.27 per share)                                                        (438,639)
   Employee Stock Ownership Plan
    shares allocated                                                              36,337
   MRP shares allocated                                                           (1,198)
   Treasury shares purchased
   Options exercised                                                             (97,822)
   Tax benefit of employee
      benefit plans                                                               82,779
                                           -------------
   Comprehensive income (unaudited)        $     227,625
                                           =============

                                                            ------------    ------------    ------------    -------------
Balances, Sept 30, 2003 (unaudited)                         $     22,724    $ 21,829,779    $ 18,752,661    ($     73,267)
                                                            ============    ============    ============    =============


                                            Unallocated     Unallocated
                                                ESOP            MRP          Treasury
                                               Shares          Shares          Shares          Total
                                           -------------------------------------------------------------
Balances, June 30, 2003                    ($  1,159,851)   ($   296,850)   ($ 9,360,065)   $ 29,906,049

   Net income                                                                                    252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                                                     (24,611)

   Cash dividends paid ($0.27 per share)                                                        (438,639)
   Employee Stock Ownership Plan
    shares allocated                              38,647                                          74,984
   MRP shares allocated                                           40,481                          39,283
   Treasury shares purchased                                                    (318,950)       (318,950)
   Options exercised                                                             280,322         182,500
   Tax benefit of employee
      benefit plans                                                                               82,779

   Comprehensive income (unaudited)


                                            ------------    ------------    ------------    ------------
Balances, Sept 30, 2003 (unaudited)         ($ 1,121,204)   ($   256,369)   ($ 9,398,693)   $ 29,755,631
                                            ============    ============    ============    ============

See notes to unaudited condensed consolidated financial statements.

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                       Year to Date
                                                                       September 30,

                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
                                                                       (Unaudited)
Net Cash Provided (Used) by Operating Activities               $    935,973    $    996,034

Investing Activities
   Net change in interest-bearing deposits                          770,293      (2,679,789)
   Proceeds from maturities of securities available for sale      2,427,228         434,645
   Proceeds from maturities of securities held to maturity        3,796,057       3,623,011
   Purchases of securities available for sale                      (225,000)              0
   Net change in loans                                          (10,045,911)     (3,670,458)
   Net purchases of premises and equipment                          (88,389)        (39,526)
   Purchase FHLB stock                                              (43,300)              0

                                                               ------------    ------------
      Net cash used by investing activities                      (3,409,022)     (2,332,117)
                                                               ------------    ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                       200,171       3,170,561
      Certificates of deposit                                       724,063      (3,715,769)
   Proceeds from issuance of long-term debt                       2,000,000               0
   Advances by borrowers for taxes and insurance                     94,492         264,991
   Dividends paid                                                  (438,639)       (285,197)
   Purchase treasury shares                                        (318,950)     (1,468,711)
   Options exercised                                                182,500               0

                                                               ------------    ------------
         Net cash provided (used) by financing activities         2,443,637      (2,034,125)
                                                               ------------    ------------

Net Change in Cash and Cash Equivalents                             (29,412)     (3,370,208)

Cash and Cash Equivalents, Beginning of Period                    4,589,165      12,850,957
                                                               ------------    ------------

Cash and Cash Equivalents, End of Period                       $  4,559,753    $  9,480,749
                                                               ============    ============

Additional Cash Flow Information
   Interest paid                                               $    749,007    $    868,426
   Income tax paid                                                        0               0

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At September 30, 2003, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                               Three Months Ended September 30,
                                                                     2003            2002
                                                                 ------------    ------------
Net Income, as reported                                          $    252,236    $    398,897
Less:  Total stock-based employee compensation cost determined under the fair value based method, net of income taxes
                                                                      (36,861)        (25,278)
                                                                 ------------    ------------

Pro forma net income                                             $    215,375    $    373,619
                                                                 ============    ============

Earnings per share:
Basic - as reported                                              $       0.17    $       0.26
Basic - pro forma                                                        0.15            0.25

Diluted - as reported                                            $       0.16    $       0.25
Diluted - pro forma                                                      0.14            0.23

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's borrowings at September 30, 2003, and June 30, 2003. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-half of the remaining mortgage advance balance is payable in May 2004 with the balance payable the following year.

                                                September 30,     June 30,
                                                    2003            2003
                                                ------------    ------------
                                                (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005    $  5,000,000    $  5,000,000
   Fixed rate of 5.370%, due in February 2011     10,000,000      10,000,000
   Fixed rate of 4.830%, due in July 2011         10,000,000      10,000,000
   Fixed rate of 2.650%, due in March 2008         5,000,000       5,000,000
   Fixed rate of 2.100%, due in March 2008         5,000,000       5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 1.88%, due in May 2005            2,000,000       2,000,000
   Fixed rate of 1.43%, due in July 2004           2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005            3,333,333       3,333,333
                                                ------------    ------------

     Total Federal Home Loan Bank advances      $ 42,333,333    $ 40,333,333
                                                ============    ============

     Weighted average rate                             4.198%          4.335%
                                                ============    ============

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

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the quarters ended September 30, 2003, and September 30, 2002, were computed as follows:

                                                      Quarter Ended September 30, 2003
                                              -----------------------------------------------
                                                              Weighted-
                                                Income     Average Shares    Per Share Amount
                                              -----------------------------------------------
Net income                                    $ 252,236
                                              ---------

Basic earnings per share
Income available to common stockholders       $ 252,236          1,472,142   $           0.17
                                                                             ================

Effect of dilutive securities
Stock options                                        --             73,414
Unvested MRP shares                                  --             11,212
                                              ---------   ----------------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                           $ 252,236          1,556,768   $           0.16
                                              =========   ================   ================

                                                      Quarter Ended September 30, 2002
                                              -----------------------------------------------
                                                              Weighted-
                                                Income     Average Shares    Per Share Amount
                                              -----------------------------------------------
Net income                                    $ 398,897
                                              ---------

Basic earnings per share
Income available to common stockholders       $ 398,897          1,517,076   $           0.26
                                                                             ================

Effect of dilutive securities
Stock options                                        --             70,482
Unvested MRP shares                                  --             11,866
                                              ---------   ----------------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                           $ 398,897          1,599,424   $           0.25
                                              =========   ================   ================

NOTE 6 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2002 to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2003. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003, AND JUNE 30, 2003

      Total consolidated assets of the Company grew $3.4 million to $191.9 million at September 30, 2003, from $188.5 million at June 30, 2003. This growth in total assets primarily occurred as proceeds from maturing investment securities, together with additional borrowings and deposits, were used to fund loan growth.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased just $29,000 to $4.6 million during the quarter ended September 30, 2003. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, were reduced $770,000.

      Investment securities, excluding investment CDs, decreased 19.4% to $25.8 million at September 30, 2003, from $32.0 million at June 30, 2003. This portfolio is composed almost entirely of mortgage-related securities. As such, it experienced rapid prepayments due to the low market rate environment.

      Net loans grew to $145.0 million at September 30, 2003, a $10.0 million increase from the $135.0 million at June 30, 2003. The growth occurred primarily in the consumer portfolio as indirect automobile loan originations increased. For the most recent quarter, indirect loan production totaled $19.3 million, of which 31.9% was sold. During the same period, $4.6 million of newly originated permanent single family residential mortgage loans, or 31.6% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 30% to 60% of production range in the near-term.

      The allowance for loan losses totaled $1.1 million at September 30, 2003, a $42,000 increase from the preceding quarter-end. The change was composed of $90,000 in provisions for losses and $48,000 in net charge-offs. The Company's allowance for loan losses represented 0.78% of total loans at September 30, 2003, slightly under the 0.81% at June 30, 2003. Relative to nonperforming assets, the allowance for loan losses remained relatively stable at 263.4% at September 30, 2003, compared to 264.0% at June 30, 2003.

      As the table below illustrates, the Company's nonperforming assets increased nominally during the quarter ended September 30, 2003. The balances for both periods were composed chiefly of nonaccrual automobile loans. Given the current economic conditions, management intends to closely monitor the nonperforming asset trend.

                                                         September 30,     June 30,
                                                             2003            2003
                                                         (unaudited)
                                                         ============    ============
Loans accounted for on a nonaccrual basis                $    416,000    $    388,000
Accruing loans past due 90 days or more                            --              --
                                                         ------------    ------------
Nonperforming loans                                      $    416,000    $    388,000
Real estate owned (net)                                            --              --
Other repossessed assets                                 $     18,000    $     29,000
                                                         ------------    ------------
     Total nonperforming assets                          $    434,000    $    417,000
                                                         ============    ============

Restructured loans                                                 --              --

Total loans delinquent 90 days or more to net loans              0.28%           0.28%
Total loans delinquent 90 days or more to total assets           0.22%           0.21%
Total nonperforming assets to total assets                       0.23%           0.22%

      Total deposits increased $924,000 to $116.8 million at September 30, 2003, from $115.9 million at June 30, 2003. Deposit growth was the product of a $724,000 increase in time deposits and a $200,000 net inflow from non-maturity deposit instruments. Borrowings, which increased $2.0 million to $42.3 million at September 30, 2003, consisted entirely of FHLB advances. Even with the additional advance, First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial. At $754,000, escrow balances at September 30, 2003, were 14.3% above the preceding quarter-end levels.

      Other liabilities, which include accrued expenses and miscellaneous payables, increased $548,000, or 31.3%, to $2.3 million during the quarter ended September 30, 2003. The change was attributed primarily to accrued interest on time deposits that pay interest semiannually.

      Total stockholders' equity decreased $150,000 to $29.8 million at September 30, 2003, from $29.9 million at June 30, 2003. The reduction was attributable primarily to a $0.27 per share cash dividend totaling $439,000. In addition, 16,000 shares of First Bancorp common stock were repurchased at a total cost of $319,000. These activities were partially offset by the $252,000 of net income, $183,000 received from the exercise of stock options, a $114,000 allocation of ESOP and MRP shares, and an $83,000 tax benefit from employee benefit plans. Also, the net unrealized gain/loss on securities available for sale declined $25,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, AND 2002

      GENERAL. Net income for the quarter ended September 30, 2003, declined $147,000, or 36.8%, to $252,000 from $399,000 for the quarter ended September 30, 2002. A significant rise in noninterest expenses was principally responsible for the lower earnings. In addition, net interest income fell moderately while noninterest income revenue streams improved. As a result, the annualized return on average assets decreased to 0.52% for the quarter ended September 30, 2003, from 0.87% for the same quarter last year. The return on average equity decreased to 3.37% from 5.23% for comparative quarters.

      The Company's net spread tightened to 3.09% for the quarter ended September 30, 2003, from 3.38% for the quarter ended September 30, 2002. This change resulted from the heavy refinancing activity during the interim year.

      NET INTEREST INCOME. The Company recognized $1.5 million of net interest income for the quarter ended September 30, 2003, a decrease of $108,000, or 6.8%, from $1.6 million for the same period in 2002.

      Total interest income decreased $285,000 to $2.6 million for the quarter ended September 30, 2003, from $2.9 million for the same quarter in 2002. Although interest income from loans was essentially unchanged between the comparative periods, interest income from investment securities and other interest-earning assets declined $281,000. Average loans outstanding increased to $140.4 million with an average yield of 6.44% for the quarter ended September 30, 2003, from $119.6 million with an average yield of 7.58% for the same period last year. The average balance of all other interest-earning assets was $35.0 million with an average yield of 3.55% for the quarter ended September 30, 2003, compared to an average balance of $48.5 million and an average yield of 4.89% for the same period in 2002. The lower average yields were a result of steep declines in market interest rates over the past twelve months.

      Reduced interest expenses partially compensated for the lower interest revenues. During the quarter ended September 30, 2003, interest expenses totaled $1.1 million, or $177,000 below the $1.3 million recorded during the quarter ended September 30, 2002. The reduction was mainly the product of average deposits decreasing to $116.8 million for the quarter ended September 30, 2003, from $120.1 million for the quarter ended September 30, 2002, combined with the average cost of those deposits falling to 2.18% from 2.92% for the respective periods. Also, interest expense on FHLB advances was $454,000 on an average balance of $42.3 million in the most recent quarter compared to $393,000 on an average balance of $30.0 million for the same period a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $90,000, the provision for loan losses for the quarter ended September 30, 2003, was $60,000 below the same quarter in 2002. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. For example, nonperforming loans represented 0.28% of total loans at September 30, 2003, compared to 0.36% a year earlier. Additionally, net charge-offs totaled $48,000 during the most recent quarter versus $66,000 during the same period last year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $488,000 for the quarter ended September 30, 2003, compared to $449,000 for the same period the preceding year, an increase of 8.7%. Net gains on loan sales decreased $26,000 to $197,000 for the quarter ended September 30,2003. The cash surrender value of bank-owned life insurance added $55,000 during the most recent quarter compared to $52,000 for the same quarter in 2002. Service charges on deposit accounts and fees for ATM/POS usage increased $12,000 and $8,000, respectively, between the comparative quarters. The remainder of the change in noninterest income was distributed among numerous accounts, most notably miscellaneous lending-related fees and earnings from pass-through equity investments held by the Bank's wholly-owned service corporation.

      NONINTEREST EXPENSE. At $1.5 million for the quarter ended September 30, 2003, total noninterest expense increased $194,000 from the same quarter a year ago. Relative to average assets, such expenses increased to 3.08% from 2.81%.

      Salaries and employee benefits totaled $927,000 during the quarter ended September 30, 2003, compared to $757,000 for the same period in 2002. The increase was attributed primarily to normal annual pay increases, incentives associated with the heavy mortgage loan volume, and changes in the composition of the workforce. In addition, the Company absorbed substantial increases in the costs of medical insurance and retirement benefit plans.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $20,000 between the comparative quarters due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization totaled $19,000 in the quarters preceding the adoption of FAS 147. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible will be fully amortized by November 2008.

      Professional fees rose to $47,000 for the quarter ended September 30, 2003, from $35,000 for the same quarter last fiscal year. Expenses for legal counsel accounted for nearly the entire increase.

      Data processing expenses climbed to $66,000 for the most recent quarter, a 17.6% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change.

      Other noninterest expenses increased $16,000 to $270,000 for the quarter ended September 30, 2003, as compared to $254,000 during the same period in 2002. The increase was distributed among numerous expense categories.

      INCOME TAXES. Total income tax expense was $121,000 for the quarter ended September 30, 2003, compared to $178,000 for the same period last fiscal year. Effective tax rates for the quarters ended September 30, 2003 and 2002 approximated 32.5% and 30.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2003, cash and cash equivalents totaled $4.6 million, or 2.4% of total assets. First Federal also had marketable securities including investment CDs totaling $26.5 million, of which, nearly half was classified "available for sale." At the same time, First Federal had commitments to fund loans, including loans in process, of $4.5 million.

      Certificates of deposit scheduled to mature in one year or less totaled $46.0 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $21.4 million remaining available to borrow under its credit arrangement with the FHLB as of September 30, 2003.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2003, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum    Well Capitalized per
                                                      Actual           Required Capital        12 CFR Part 565
                                               -------------------    -------------------   --------------------
                                                Amount     Ratio       Amount     Ratio       Amount     Ratio
                                               --------   --------    --------   --------   ---------   --------
                                                                     (Dollars in Thousands)
As of September 30, 2003 (unaudited)
   Total capital (to risk weighted assets)     $ 26,906      20.08%   $ 10,721       8.00%   $ 13,402      10.00%
   Tier I capital (to risk weighted assets)      25,937      19.35       5,361       4.00       8,041       6.00
   Tier I capital (to adjusted total assets)     25,937      13.69       7,576       4.00       9,470       5.00

As of June 30, 2003
   Total capital (to risk weighted assets)     $ 26,385      20.74%   $ 10,176       8.00%     12,720      10.00%
   Tier I capital (to risk weighted assets)      25,462      20.02       5,088       4.00       7,632       6.00
   Tier I capital (to adjusted total assets)     25,462      13.73       7,417       4.00       9,272       5.00

      The Company's second stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous one, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of September 30, 2003, 90,269 shares had been repurchased under the current program leaving 75,906 remaining to be purchased.

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

ITEM 3.
CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

      31.2  Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

      32.0  Section 1350 Certifications.

b.    Forms 8-K

      (1) On July 11, 2003, the Company furnished a Form 8-K reporting financial results for the fiscal quarter ended June 30, 2003.

      (2)   On September 2, 2003, the Company filed a Form 8-K disclosing under
            Item 5 the date of the Company's annual meeting of shareholders.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST BANCORP OF INDIANA, INC.

Dated: November 12, 2003            By:  /s/ Harold Duncan
                                    --------------------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)

Dated: November 12, 2003            By:  /s/ George J. Smith
                                    --------------------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)