Form 10QSB
period 2003-12-31
FIRST BANCORP OF INDIANA INC
filed 2004-02-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,618,564 of common stock, par value $0.01 per share, were outstanding as of February 6, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   3
Item 2.   Management's Discussion and Analysis or Plan of Operation          11
Item 3.   Controls and Procedures                                            17

Part II   Other Information
Item 1.   Legal Proceedings                                                  18
Item 2.   Changes in Securities                                              18
Item 3.   Defaults Upon Senior Securities                                    18
Item 4.   Submission of Matters to a Vote of Security Holders                18
Item 5.   Other Information                                                  18
Item 6.   Exhibits and Reports on Form 8-K                                   19

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                     December 31, 2003   June 30, 2003
--------------------------------------------------------------------------------------
                                                        (Unaudited)
Assets
   Cash and due from banks                             $   2,423,773     $   3,065,550
   Interest-bearing demand deposits                        2,978,404         1,458,615
   Federal funds sold                                        750,000            65,000
                                                       -------------     -------------
       Total cash and cash equivalents                     6,152,177         4,589,165
   Interest-bearing deposits                                 819,580         1,429,468
   Investment securities
     Available for sale                                   39,006,795        14,376,434
     Held to maturity                                     11,740,028        17,580,714
                                                       -------------     -------------
       Total investment securities                        50,746,823        31,957,148
   Loans                                                 139,411,773       136,122,670
   Allowance for loan losses                              (1,031,684)       (1,100,620)
                                                       -------------     -------------
       Net loans                                         138,380,089       135,022,050
   Premises and equipment                                  2,820,191         2,827,241
   Goodwill                                                1,786,297         1,786,297
   Core deposit intangibles                                  276,814           314,840
   Federal Home Loan Bank stock                            2,466,700         2,200,000
   Other assets                                            8,451,996         8,380,236

                                                       -------------     -------------
       Total assets                                    $ 211,900,667     $ 188,506,445
                                                       =============     =============

Liabilities
   Deposits
    Non-interest bearing                               $   5,163,048     $   5,066,247
    Interest bearing                                     126,489,473       110,824,311
                                                       -------------     -------------
       Total deposits                                    131,652,521       115,890,558
   Short-term Borrowings                                   5,000,000
   Long-Term Debt                                         42,333,333        40,333,333
   Advances by borrowers for
     taxes and insurance                                     543,691           659,842
   Other liabilities                                       2,226,384         1,716,663
                                                       -------------     -------------
       Total liabilities                                 181,755,929       158,600,396
                                                       -------------     -------------

Stockholders' Equity
   Preferred stock, $.01 par value
      Authorized and unissued - 1,000,000 shares
   Common stock, $.01 par value
      Authorized - 9,000,000 shares
      Issued - 2,272,400 shares                               22,724            22,724
   Additional paid-in capital                             21,867,259        21,809,683
   Retained earnings                                      19,112,269        18,939,064
   Accumulated other comprehensive income                    (57,938)          (48,656)
                                                       -------------     -------------
                                                          40,944,314        40,722,815

   Less:
   Unreleased employee stock ownership plan
   shares - 106,042 and 113,620 shares                    (1,082,495)       (1,159,851)
   Treasury stock - 662,383 and 667,808 shares            (9,501,193)       (9,360,065)
   Unreleased MRP shares - 22,959 and 31,569 shares         (215,888)         (296,850)

                                                       -------------     -------------
   Total stockholders' equity                             30,144,738        29,906,049

                                                       -------------     -------------
       Total liabilities and stockholders' equity      $ 211,900,667     $ 188,506,445
                                                       =============     =============

       See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                        Consolidated Statements of Income

                                                              For the                        For the
                                                         Three Months Ended                Year to Date
                                                            December 31,                   December 31,
                                                    ---------------------------    --------------------------
                                                        2003            2002           2003           2002
-------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)                   (Unaudited)

Interest Income
   Loans receivable                                 $ 2,184,132     $ 2,265,291    $ 4,446,436    $ 4,531,553
   Investment securities                                342,952         419,182        611,092        931,666
   Deposits with financial institutions                   9,863          47,933         23,512         92,760
   Federal funds sold                                     3,387           8,511          5,083         20,056
   Other interest and dividend income                    27,726          21,781         55,452         45,449
                                                    -----------     -----------    -----------    -----------
       Total interest income                          2,568,060       2,762,698      5,141,575      5,621,484
                                                    -----------     -----------    -----------    -----------

Interest Expense
   Deposits                                             623,761         778,710      1,258,605      1,654,654
   Borrowings                                           457,984         393,110        912,015        786,219
   Other                                                 25,275          22,539         50,550         45,078
                                                    -----------     -----------    -----------    -----------
       Total interest expense                         1,107,020       1,194,359      2,221,170      2,485,951
                                                    -----------     -----------    -----------    -----------

Net Interest Income                                   1,461,040       1,568,339      2,920,405      3,135,533

   Provision for Loan Losses                            (43,155)        150,000         46,845        300,000
                                                    -----------     -----------    -----------    -----------

Net Interest Income after Provision                   1,504,195       1,418,339      2,873,560      2,835,533

Noninterest Income
   Increase in cash surrender values
      of life insurance                                  63,840          51,512        118,680        103,024
   Net gains on loan sales                              259,877         247,927        457,058        470,778
   ATM transaction & POS interchange fees                44,127          46,081         94,925         89,013
   Service charges on deposit accounts                   92,171          88,594        180,556        165,444
   Other Income                                          73,363          78,975        169,753        133,992
                                                    -----------     -----------    -----------    -----------
       Total noninterest income                         533,378         513,089      1,020,972        962,251
                                                    -----------     -----------    -----------    -----------

Noninterest Expense
   Salaries and employee benefits                       943,576         810,994      1,870,438      1,568,451
   Net occupancy expense                                 67,113          66,114        137,199        135,450
   Equipment expense                                     85,859          86,267        169,757        164,474
   Amortization of intangible assets                     19,013          19,352         38,025         58,151
   Professional fees                                     41,416          38,841         88,459         73,821
   Data processing fees                                  75,509          57,477        141,598        113,680
   Other expense                                        275,842         275,946        546,189        530,179
                                                    -----------     -----------    -----------    -----------
       Total noninterest expense                      1,508,328       1,354,991      2,991,665      2,644,206
                                                    -----------     -----------    -----------    -----------

Income Before Income Tax                                529,245         576,437        902,867      1,153,578
   Income tax expense                                   169,637         171,300        291,023        349,544
                                                    -----------     -----------    -----------    -----------

Net Income                                          $   359,608     $   405,137    $   611,844    $   804,034
                                                    ===========     ===========    ===========    ===========

   Basic earnings per share                         $      0.23     $      0.27    $      0.40    $      0.53
   Diluted earnings per share                       $      0.22     $      0.26    $      0.38    $      0.51
   Weighted average shares outstanding - Basic        1,550,486       1,509,059      1,511,314      1,513,067
   Weighted average shares outstanding - Diluted      1,637,056       1,579,527      1,596,912      1,589,475

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity


                                                                                    Additional
                                             Shares     Comprehensive   Common       Paid-in         Retained
                                           Outstanding     Income       Stock        Capital         Earnings
                                           --------------------------------------------------------------------
                                            ----------                 ------------------------    ------------
Balances, June 30, 2003                      2,272,400                 $ 22,724    $ 21,809,683    $ 18,939,064
                                            ==========                 ========================    ============

   Net income                                             $ 252,236                                     252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                (24,611)

   Cash dividends paid ($0.27 per share)                                                               (438,639)
   Employee Stock Ownership Plan
    shares allocated                                                                     36,337
   MRP shares allocated                                                                  (1,198)
   Treasury shares purchased
   Options exercised                                                                    (97,822)
   Tax benefit of employee
      benefit plans                                                                      82,779
                                                          ---------
   Comprehensive income (unaudited)                       $ 227,625
                                                          =========
                                            ----------                 ------------------------    ------------
Balances, Sept 30, 2003 (unaudited)          2,272,400                 $ 22,724    $ 21,829,779    $ 18,752,661
                                            ==========                 ========================    ============

   Net income                                             $ 359,608                                     359,608
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                                 15,329

   Employee Stock Ownership Plan
    shares allocated                                                                     38,677
   MRP shares allocated                                                                  (1,197)
   Treasury shares purchased
                                                          ---------
   Comprehensive income (unaudited)                       $ 374,937
                                                          =========
                                            ----------                 ------------------------    ------------
Balances, Dec 30, 2003 (unaudited)           2,272,400                 $ 22,724    $ 21,867,259    $ 19,112,269
                                            ==========                 ========================    ============

                                             Accumulated
                                                Other       Unallocated    Unallocated
                                            Comprehensive      ESOP            MRP           Treasury
                                                Income        Shares          Shares          Shares           Total
                                            ----------------------------------------------------------------------------
Balances, June 30, 2003                      ($ 48,656)    ($ 1,159,851)    ($ 296,850)    ($ 9,360,065)    $ 29,906,049
                                             ===========================================================================

   Net income                                                                                                    252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                   (24,611)                                                          (24,611)

   Cash dividends paid ($0.27 per share)                                                                        (438,639)
   Employee Stock Ownership Plan
    shares allocated                                             38,647                                           74,984
   MRP shares allocated                                                         40,481                            39,283
   Treasury shares purchased                                                                   (318,950)        (318,950)
   Options exercised                                                                            280,322          182,500
   Tax benefit of employee
      benefit plans                                                                                               82,779
   Comprehensive income (unaudited)
                                             ---------------------------------------------------------------------------
Balances, Sept 30, 2003 (unaudited)          ($ 73,267)    ($ 1,121,204)    ($ 256,369)    ($ 9,398,693)    $ 29,755,631
                                             ===========================================================================

   Net income                                                                                                    359,608
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                    15,329                                                            15,329

   Employee Stock Ownership Plan
    shares allocated                                             38,709                                           77,386
   MRP shares allocated                                                         40,481                            39,284
   Treasury shares purchased                                                                   (102,500)        (102,500)
   Comprehensive income (unaudited)
                                             ---------------------------------------------------------------------------
Balances, Dec 30, 2003 (unaudited)           ($ 57,938)    ($ 1,082,495)    ($ 215,888)    ($ 9,501,193)    $ 30,144,738
                                             ===========================================================================

See notes to unaudited condensed consolidated financial statements.

                            FIRST BANCORP OF INDIANA
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                       Year to Date
                                                                       December 31,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
                                                                        (Unaudited)

Net Cash Provided by Operating Activities                      $  1,631,076    $  1,279,712

Investing Activities
   Net change in interest-bearing deposits                          609,888      (3,814,829)
   Proceeds from maturities of securities available for sale      4,629,030         944,399
   Proceeds from maturities of securities held to maturity        5,819,629       8,928,011
   Purchases of securities available for sale                   (29,356,974)              0
   Net change in loans                                           (3,357,602)     (3,809,402)
   Net purchases of premises and equipment                         (113,558)         (2,716)
   Purchase FHLB stock                                             (266,700)              0
                                                               ------------    ------------
      Net cash provided (used) by investing activities          (22,036,287)      2,245,463
                                                               ------------    ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                      (296,660)      3,035,232
      Certificates of deposit                                    16,058,623      (5,652,792)
   Change in short-term borrowings                                5,000,000               0
   Proceeds from issuance of long-term debt                       2,000,000               0
   Advances by borrowers for taxes and insurance                   (116,151)          1,965
   Dividends paid                                                  (438,639)       (285,197)
   Purchase treasury shares                                        (421,450)     (1,468,711)
   Options exercised                                                182,500         299,975
                                                               ------------    ------------
      Net cash provided (used) by financing activities           21,968,223      (4,069,528)
                                                               ------------    ------------

Net Change in Cash and Cash Equivalents                           1,563,012        (544,353)

Cash and Cash Equivalents, Beginning of Period                    4,589,165      12,850,957
                                                               ------------    ------------
Cash and Cash Equivalents, End of Period                       $  6,152,177    $ 12,306,604
                                                               ============    ============

Additional Cash Flow Information
   Interest paid                                               $  2,158,549    $  2,453,684
   Income tax paid                                                  109,000         340,000

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At December 31, 2003, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                                 Three Months Ended December 31,
                                                                      2003            2002
                                                                   ----------      ----------

Net Income, as reported                                            $  359,608      $  405,137

Less:  Total stock-based employee compensation cost determined
       under the fair value based method, net of income taxes         (24,488)        (25,278)
                                                                   ----------      ----------

Pro forma net income                                               $  335,120      $  379,859
                                                                   ==========      ==========

Earnings per share:
Basic - as reported                                                $     0.23      $     0.27
Basic - pro forma                                                        0.22            0.25

Diluted - as reported                                              $     0.22      $     0.26
Diluted - pro forma                                                      0.20            0.24

                                                                  Six Months Ended December 31,
                                                                      2003            2002
                                                                   ----------      ----------

Net Income, as reported                                            $  611,844      $  804,034
Less:  Total stock-based employee compensation cost determined
       under the fair value based method, net of income taxes         (48,976)        (50,556)
                                                                   ----------      ----------

Pro forma net income                                               $  562,868      $  753,478
                                                                   ==========      ==========

Earnings per share:
Basic - as reported                                                $     0.40      $     0.53
Basic - pro forma                                                        0.37            0.50

Diluted - as reported                                              $     0.38      $     0.51
Diluted - pro forma                                                      0.35            0.47

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's long-term borrowings at December 31, 2003, and June 30, 2003. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-half of the remaining mortgage advance balance is payable in May 2004 with the balance payable the following year. Not reflected in the table below is a $5.0 million short-term, variable-rate Federal Home Loan Bank advance.

                                                        December 31,      June 30,
                                                            2003            2003
                                                        ------------    ------------
                                                        (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005            $  5,000,000    $  5,000,000
   Fixed rate of 5.370%, due in February 2011             10,000,000      10,000,000
   Fixed rate of 4.830%, due in July 2011                 10,000,000      10,000,000
   Fixed rate of 2.650%, due in March 2008                 5,000,000       5,000,000
   Fixed rate of 2.100%, due in March 2008                 5,000,000       5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 1.88%, due in May 2005                    2,000,000       2,000,000
   Fixed rate of 1.43%, due in July 2004                   2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                    3,333,333       3,333,333
                                                        ------------    ------------

     Total fixed-rate Federal Home Loan Bank advances   $ 42,333,333    $ 40,333,333
                                                        ============    ============

     Weighted average rate                                     4.198%          4.335%
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

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the quarters ended December 31, 2003, and December 31, 2002, were computed as follows:

                                                     Quarter Ended December 31, 2003
                                                ----------------------------------------
                                                                Weighted-     Per Share
                                                  Income     Average Shares    Amount
                                                ----------------------------------------

Net income                                      $  359,608
                                                ----------

Basic earnings per share
Income available to common stockholders         $  359,608      1,550,486     $     0.23
                                                                              ==========

Effect of dilutive securities
Stock options                                           --         75,077
Unvested MRP shares                                     --         11,493
                                                ----------      ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  359,608      1,637,056     $     0.22
                                                ==========     ==========     ==========

                                                     Quarter Ended December 31, 2002
                                                ----------------------------------------
                                                                Weighted-     Per Share
                                                  Income     Average Shares    Amount
                                                ----------------------------------------

Net income                                      $  405,137
                                                ----------

Basic earnings per share
Income available to common stockholders         $  405,137      1,509,059     $     0.27
                                                                              ==========

Effect of dilutive securities
Stock options                                           --         58,895
Unvested MRP shares                                     --         11,573
                                                ----------      ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  405,137      1,579,527     $     0.26
                                                ==========     ==========     ==========

      Year-to-date earnings per share were computed as follows:

                                                   Six Months Ended December 31, 2003
                                                ----------------------------------------
                                                                Weighted-     Per Share
                                                  Income     Average Shares    Amount
                                                ----------------------------------------


Net income                                      $  611,844
                                                ----------
Basic earnings per share
Income available to common stockholders         $  611,844      1,511,314     $     0.40
                                                                              ==========

Effect of dilutive securities
Stock options                                           --         74,246
Unvested MRP shares                                     --         11,352
                                                ----------      ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  611,844      1,596,912     $     0.38
                                                ==========     ==========     ==========

                                                   Six Months Ended December 31, 2002
                                                ----------------------------------------
                                                                Weighted-     Per Share
                                                  Income     Average Shares    Amount
                                                ----------------------------------------


Net income                                      $  804,034
                                                ----------
Basic earnings per share
Income available to common stockholders         $  804,034      1,513,067     $     0.53
                                                                              ==========

Effect of dilutive securities
Stock options                                           --         64,688
Unvested MRP shares                                     --         11,720
                                                ----------      ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  804,034      1,589,475     $     0.51
                                                ==========     ==========     ==========

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2002, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2003. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003, AND JUNE 30, 2003

      Total consolidated assets of the Company grew $23.4 million to $211.9 million at December 31, 2003, from $188.5 million at June 30, 2003. This growth in total assets primarily resulted from a leveraging strategy using brokered certificates of deposits to fund investment securities. Loans also grew modestly through the first half of fiscal 2004.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $1.6 million to $6.2 million during the six months ended December 31, 2003. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, were reduced $610,000.

      Investment securities, excluding investment CDs, increased 58.4% to $50.7 million at December 31, 2003, from $32.0 million at June 30, 2003. This portfolio is composed almost entirely of mortgage-related securities. As such, it experienced rapid prepayments during the first several months of the fiscal year due to the low market rate environment. However, prepayments slowed this past quarter. In addition, approximately $29.4 million of new securities were purchased through the first six months of fiscal 2004.

      Net loans grew to $138.4 million at December 31, 2003, a $3.4 million increase from the $135.0 million at June 30, 2003, with much of the growth occurring in the single-family mortgage loan portfolio. In addition, the consumer loan portfolio increased 2.2% as bulk sales of indirect automobile loans offset increased production. Through the first half of fiscal 2004, indirect loan production totaled $36.5 million. During the same period $22.6 million were sold, in part, to remain compliant with regulatory investment limitations. During the same period, $5.4 million of newly originated permanent single family residential mortgage loans, or 30.4% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 30% to 60% of production range in the near-term.

      The allowance for loan losses totaled $1.0 million at December 31, 2003, a $69,000 decrease from the June 30, 2003 balance. The change was composed of $180,000 in provisions for losses, $116,000 in net charge-offs, and $133,000 in recaptures of allowances associated with the bulk loan sales. The Company's allowance for loan losses represented 0.74% of total loans at December 31, 2003, slightly under the 0.81% at June 30, 2003. Relative to nonperforming loans, the allowance for loan losses was reduced to 238.9% at December 31, 2003, compared to 284.5% at June 30, 2003.

      As the table below illustrates, the Company's nonperforming assets increased moderately during the first six months of fiscal 2004. The nonaccrual loan totals for both illustrated periods were composed exclusively of automobile and single-family residential mortgage loans. This latter category was responsible for the higher nonaccrual balance.

                                                         December 31,     June 30,
                                                            2003            2003
                                                         ===========    ===========

Loans accounted for on a nonaccrual basis                $   432,000    $   388,000
Accruing loans past due 90 days or more                           --             --
                                                         -----------    -----------
Nonperforming loans                                      $   432,000    $   388,000
Real estate owned (net)                                           --             --
Other repossessed assets                                 $    44,000    $    29,000
                                                         -----------    -----------
     Total nonperforming assets                          $   476,000    $   417,000
                                                         ===========    ===========

Restructured loans                                                --             --

Total loans delinquent 90 days or more to net loans             0.31%          0.28%
Total loans delinquent 90 days or more to total assets          0.20%          0.21%
Total nonperforming assets to total assets                      0.22%          0.22%

      Total deposits increased $15.8 million to $131.7 million at December 31, 2003, from $115.9 million at June 30, 2003, as management initiated a strategy to leverage the company's high capital position using brokered deposits. Overall deposit growth was the product a $16.1 million increase in time deposits, including brokered funds, and a $297,000 net inflow from non-maturity deposit instruments. Brokered deposits primarily ranged in maturity from 12 to 36 months, and are at "all-in" rates comparable to those offered in the local retail market. Borrowings, which increased $7.0 million to $47.3 million at December 31, 2003, consisted entirely of FHLB advances. Even with the additional advances, First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial.

      At $544,000, escrow balances at December 31, 2003, were 17.6% below the levels six months earlier. Other liabilities, which include accrued expenses and miscellaneous payables, increased $510,000, or 30.2%, to $2.2 million during the six months ended December 31, 2003.

      Total stockholders' equity grew $239,000 to $30.1 million at December 31, 2003, from $29.9 million at June 30, 2003. The most significant components of the change included $612,000 of net income, 21,000 shares of First Bancorp common stock repurchased at a total cost of $421,000, a $0.27 per share cash dividend totaling $439,000, and $182,500 received from the exercise of stock options. Also affecting stockholders' equity were a $231,000 allocation of ESOP and MRP shares, an $83,000 tax benefit from employee benefit plans, and a $9,000 decline in the net unrealized gain/loss on securities available for sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003, AND 2002

      GENERAL. Net income for the quarter ended December 31, 2003, declined $46,000, or 11.4%, to $360,000 from $405,000 for the quarter ended December 31, 2002. A significant rise in noninterest expenses was principally responsible for the lower earnings. In addition, net interest income fell moderately while noninterest income revenue streams improved. As a result, the annualized return on average assets decreased to 0.71% for the quarter ended December 31, 2003, from 0.89% for the same quarter last year. The return on average equity decreased to 4.83% from 5.31% for the comparative quarters.

      The Company's net spread tightened to 2.94% for the quarter ended December 31, 2003, from 3.43% for the quarter ended December 31, 2002. Heavy mortgage loan refinancing activity during the interim year was the most significant factor influencing the spread. A leveraging program initiated during the most recent quarter also had a role in the lowering the spread.

      NET INTEREST INCOME. The Company recognized $1.5 million of net interest income for the quarter ended December 31, 2003, a decrease of $107,000, or 6.7%, from $1.6 million for the same period in 2002.

      Total interest income decreased $195,000 to $2.6 million for the quarter ended December 31, 2003, from $2.8 million for the same quarter in 2002. Interest income from loans declined $81,000 between the comparative periods while investment securities and other interest-earning assets fell an aggregate $114,000. Average loans outstanding increased to $145.0 million with an average yield of 6.03% for the quarter ended December 31, 2003, from $122.3 million with an average yield of 7.41% for the same period last year. The average balance of all other interest-earning assets was $39.9 million with an average yield of 3.85% for the quarter ended December 31, 2003, compared to an average balance of $44.4 million and an average yield of 4.49% for the same period in 2002. The lower average yields were a result of the sustained low interest rate environment over the past twelve months.

      Reduced interest expenses partially compensated for the lower interest revenues. During the quarter ended December 31, 2003, interest expenses totaled $1.1 million, or $87,000 below the $1.2 million recorded during the quarter ended December 31, 2002. The reduction occurred despite average deposits growing to $124.5 million for the quarter ended December 31, 2003, from $118.6 million for the quarter ended December 31, 2002. For the same respective periods the average cost of deposits fell to 2.00% from 2.63%. Also, interest expense on FHLB advances was $458,000 on an average balance of $43.4 million in the most recent quarter compared to $393,000 on an average balance of $30.0 million for the same period a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. During the quarter ended December 31, 2003, $15.6 million of automobile loans were reclassified as "held for sale" and subsequently sold. Consequently, $133,000 of allowances related to these loans were recaptured which, added to routine provisions for loan losses, resulted in a net recapture of $43,000. Aside from the allowances recaptured, the Company provided $90,000 of provisions for new production in the most recent quarter compared to $150,000 for the same quarter last year. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. For example, nonperforming loans represented 0.31% of total loans at December 31, 2003, compared to 0.41% a year earlier. Additionally, net charge-offs were virtually unchanged at $68,000 for the most recent quarter versus $69,000 in the same period a year ago. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $533,000 for the quarter ended December 31, 2003, compared to $513,000 for the same period the preceding year, an increase of 3.9%. Net gains on loan sales increased $12,000 to $260,000 for the quarter ended December 31, 2003. The cash surrender value of bank-owned life insurance added $64,000 during the most recent quarter compared to $52,000 for the same quarter in 2002. Together, service charges on deposit accounts and fees for ATM/POS usage increased just under $2,000 between the comparative quarters. The remainder of the change in noninterest income was distributed among numerous accounts, most notably miscellaneous lending-related fees and earnings from pass-through equity investments held by the Bank's wholly-owned service corporation.

      NONINTEREST EXPENSE. At $1.5 million for the quarter ended December 31, 2003, total noninterest expense increased $153,000 from the same quarter a year ago. Relative to average assets, such expenses increased slightly to an annualized 2.99% from 2.97%.

      Salaries and employee benefits totaled $944,000 during the quarter ended December 31, 2003, compared to $811,000 for the same period in 2002. The increase was attributed primarily to normal annual pay increases and substantial hikes in the costs of employee benefit programs, specifically medical insurance and nonqualified retirement plans.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, changed only nominally between the comparative quarters. The $19,000 quarterly expense was attributed solely to the core deposit component as the Company ceased the amortization of goodwill effective October 1, 2002 pursuant to the adoption of FAS 147. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses climbed to $76,000 for the most recent quarter, a 31.4% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change.

      INCOME TAXES. Total income tax expense was $170,000 for the quarter ended December 31, 2003, compared to $171,000 for the same period last fiscal year. Effective tax rates for the quarters ended December 31, 2003 and 2002 approximated 32.1% and 29.7%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003, AND 2002

      GENERAL. At $612,000, net income for the six months ended December 31, 2003, was $192,000 or 23.9% below the $804,000 for the six months ended December 31, 2002. Higher noninterest expenses along with a narrower net interest margin were primarily responsible for the lower earnings.

      The Company's interest rate spread narrowed to 3.01% for the six months ended December 31, 2003, from 3.41% for the six months ended December 31, 2002. The reduction was partly responsible for the return on average assets declining to 0.62% for the six months ended December 31, 2003, from 0.88% for the same period in 2002. Likewise, the return on average equity fell to 4.10% from 5.27% for the respective six month periods.

      NET INTEREST INCOME. Net interest income for the six months ended December 31, 2003, decreased $215,000 to $2.9 million from $3.1 million for the same timeframe in fiscal 2003.

      Total interest income decreased $480,000 during the six months ended December 31, 2003, to $5.1 million from $5.6 million. Whereas interest income from loans fell just $85,000, interest income from investment securities and deposits from other financial institutions declined a combined $405,000. Average loans outstanding increased to $142.7 million with an average yield of 6.23% for the six months ended December 31, 2003, from $121.0 million with an average yield of 7.49% for the same period the preceding fiscal year. The reduced earnings from investment securities were due to accelerated repayments in the portfolio of mortgage-backed securities and lower reinvestment yields. To illustrate, the average yield on investment securities was diluted to 3.91% for the six months ended December 31, 2003, from 5.56% for the same period in fiscal 2003. The average balance of these instruments declined to $31.2 million from $33.5 million for the respective periods. Similarly, the combined yield on deposits with financial institutions and fed funds sold fell to 1.48% from 1.98% for the same periods.

      The lower interest revenue was partly offset by a $265,000 reduction in interest expenses. For the six months ended December 31, 2003, total interest expense totaled $2.2 million compared to $2.5 million for the six months ended December 31, 2002. While average deposits increased slightly to $120.6 million in the first six months of fiscal 2004 from $119.3 million for the same period in fiscal 2003, the average cost of those deposits declined to 2.09% from 2.77%. Interest expense on borrowings from the Federal Home Loan Bank was $912,000 during the first two quarters of fiscal 2004 compared to $786,000 for the same period one year ago on average borrowings of $42.9 million and $30.0 million, respectively.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. During the six months ended December 31, 2003, $15.6 million of automobile loans were reclassified as "held for sale" and subsequently sold. Consequently, $133,000 of allowances related to these loans were recaptured which, added to routine provisions for loan losses, resulted in net provisions of $47,000. Aside from the allowances recaptured, the Company provided $180,000 of provisions for new production through the first half of fiscal 2004 compared to $300,000 for the same period last year. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. For example, nonperforming loans represented 0.31% of total loans at December 31, 2003, compared to 0.41% a year earlier. Additionally, net charge-offs were down to $116,000 through the first half of fiscal 2004 versus $135,000 in the same period a year ago. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income increased $59,000 to $1.0 million for the six months ended December 31, 2003, compared to $962,000 for the same period the prior year. Nearly half this change was attributed to a $29,000 rise in mortgage loan-related fees. The cash surrender value of bank-owned life insurance added $119,000 over the first six months of fiscal 2004, a $16,000 increase from the same period in fiscal 2003. Service charges on deposit accounts increased a similar amount between the comparative six-month timeframes. Conversely, gains on loan sales declined slightly to $457,000 during the six months ended December 31, 2003, from $471,000 in the same period a year ago.

      NONINTEREST EXPENSE. At $3.0 million, total noninterest expense for the six months ended December 31, 2003, increased $347,000 from the same period the preceding year. Relative to average assets, noninterest expenses increased to an annualized 3.04% from 2.89%.

      Salaries and employee benefits totaled $1.9 million during the six months ended December 31, 2003, compared to $1.6 million for the same period in 2002. The increase was attributed primarily to normal annual pay increases and substantial hikes in the costs of employee benefit programs, specifically medical insurance and nonqualified retirement plans.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $20,000 between the comparative six-month periods due primarily to the adoption of FAS 147 on October 1, 2002. As a result, the Company ceased the amortization of goodwill effective October 1, 2002. Such amortization totaled $19,000 in the quarters preceding the adoption of FAS 147. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible will be fully amortized by November 2008.

      Professional fees rose to $88,000 for the six months ended December 31, 2003, from $74,000 for the same period last fiscal year. Expenses for legal counsel accounted for nearly the entire increase.

      Data processing expenses climbed to $142,000 for the most recent six-month period, a 24.6% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change.

      INCOME TAXES. Total income tax expense was $291,000 for the six months ended December 31, 2003, compared to $350,000 for the same period the preceding year. The effective tax rates for the six-month periods ended December 31, 2003 and 2002, respectively, were 32.2% and 30.3%.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2003, cash and cash equivalents totaled $6.2 million, or 2.9% of total assets. Also, $521,000 of investment securities, including investment certificates of deposit, mature within 12 months. Another $39.0 million of securities are accounted for as "available for sale" and carried at market value should they need to be sold. At the same time, First Federal had commitments to fund loans, including loans in process, of $5.3 million.

      Certificates of deposit scheduled to mature in one year or less totaled $39.5 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on a formula utilizing eligible collateral and adjusted assets, First Federal had approximately $23.6 million remaining available to it under its borrowing arrangement with the FHLB as of December 31, 2003.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2003, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum   Well Capitalized per
                                                      Actual           Required Capital      12 CFR Part 565
                                               ----------------------------------------------------------------
                                                 Amount     Ratio      Amount     Ratio      Amount     Ratio
                                               ----------------------------------------------------------------
                                                                      (Dollars in Thousands)
As of December 31, 2003 (unaudited)
   Total capital (to risk weighted assets)      $26,769     18.74%    $11,430      8.00%    $14,287     10.00%
   Tier I capital (to risk weighted assets)      25,890     18.12       5,715      4.00       8,572      6.00
   Tier I capital (to adjusted total assets)     25,890     12.39       8,357      4.00      10,447      5.00

As of June 30, 2003
   Total capital (to risk weighted assets)      $26,385     20.74%    $10,176      8.00%    $12,720     10.00%
   Tier I capital (to risk weighted assets)      25,462     20.02       5,088      4.00       7,632      6.00
   Tier I capital (to adjusted total assets)     25,462     13.73       7,417      4.00       9,272      5.00

      The Company's second stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous one, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of December 31, 2003, 95,269 shares had been repurchased under the current program leaving 70,906 remaining to be purchased.

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

ITEM 3. CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on November 19, 2003. The results of the vote on the matters presented at the meeting are as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                         Vote For            Vote Withheld
                                         --------            -------------

             Michael H. Head             1,447,220               38,215
             Timothy A. Flesch           1,457,620               27,815

2. The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2004, was ratified by stockholders by the following vote:

              For  1,459,891       Against  23,370        Abstain  2,174

3. An amendment to the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan was approved by the following vote:

              For  737,657         Against  63,613        Abstain  6,052

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

      31.2  Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

      32.0  Section 1350 Certifications.

b.    Forms 8-K

      On October 20, 2003, the Company furnished a Form 8-K reporting financial results for the fiscal quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST BANCORP OF INDIANA, INC.


Dated: February 12, 2004                        By: /s/ Harold Duncan
                                                --------------------------------
                                                Harold Duncan
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (principal executive officer)


Dated: February 12, 2004                        By: /s/ George J. Smith
                                                --------------------------------
                                                George J. Smith
                                                Treasurer
                                                (principal financial
                                                and accounting officer)