Form 10QSB
period 2004-03-31
FIRST BANCORP OF INDIANA INC
filed 2004-05-17
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,625,564 of common stock, par value $0.01 per share, were outstanding as of May 7, 2004.

      Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
Part I    Financial Information
Item 1.   Consolidated Financial Statements                                   3
Item 2.   Management's Discussion and Analysis or Plan of Operation          11
Item 3.   Controls and Procedures                                            18

Part II   Other Information
Item 1.   Legal Proceedings                                                  19
Item 2.   Changes in Securities                                              19
Item 3.   Defaults Upon Senior Securities                                    19
Item 4.   Submission of Matters to a Vote of Security Holders                19
Item 5.   Other Information                                                  19
Item 6.   Exhibits and Reports on Form 8-K                                   19

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                        March 31, 2004     June 30, 2003
----------------------------------------------------------------------------------------
                                                         (Unaudited)
Assets
     Cash and due from banks                             $   2,122,547     $   3,065,550
     Interest-bearing demand deposits                        1,931,932         1,458,615
     Federal funds sold                                      1,835,000            65,000
                                                         -------------     -------------
         Total cash and cash equivalents                     5,889,479         4,589,165
     Interest-bearing deposits                               1,073,339         1,429,468
     Investment securities
       Available for sale                                   59,783,599        14,376,434
       Held to maturity                                     10,566,978        17,580,714
                                                         -------------     -------------
         Total investment securities                        70,350,577        31,957,148
     Loans                                                 144,708,144       136,122,670
     Allowance for loan losses                              (1,042,633)       (1,100,620)
                                                         -------------     -------------
         Net loans                                         143,665,511       135,022,050
     Premises and equipment                                  2,770,970         2,827,241
     Goodwill                                                1,786,297         1,786,297
     Core deposit intangibles                                  257,802           314,840
     Federal Home Loan Bank stock                            2,566,700         2,200,000
     Other assets                                            8,385,205         8,380,236
                                                         -------------     -------------
         Total assets                                    $ 236,745,880     $ 188,506,445
                                                         =============     =============
Liabilities
     Deposits
      Non-interest bearing                               $   5,471,067     $   5,066,247
      Interest bearing                                     153,594,020       110,824,311
                                                         -------------     -------------
         Total deposits                                    159,065,087       115,890,558
     Short-term borrowings                                   1,000,000                 0
     Long-term debt                                         42,333,333        40,333,333
     Advances by borrowers for
       taxes and insurance                                     809,729           659,842
     Other liabilities                                       2,966,230         1,716,663
                                                         -------------     -------------
         Total liabilities                                 206,174,379       158,600,396
                                                         -------------     -------------
Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                               22,724            22,724
     Additional paid-in capital                             21,804,368        21,809,683
     Retained earnings                                      18,921,848        18,939,064
     Accumulated other comprehensive income                    253,600           (48,656)
                                                         -------------     -------------
                                                            41,002,540        40,722,815
     Less:
     Unreleased employee stock ownership plan
     shares - 102,256 and 113,620 shares                    (1,043,847)       (1,159,851)
     Treasury stock - 648,436 and 667,808 shares            (9,211,785)       (9,360,065)
     Unreleased MRP shares - 18,654 and 31,569 shares         (175,407)         (296,850)
                                                         -------------     -------------
     Total stockholders' equity                             30,571,501        29,906,049
                                                         -------------     -------------
         Total liabilities and stockholders' equity      $ 236,745,880     $ 188,506,445
                                                         =============     =============

See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                                              For the                     For the
                                                         Three Months Ended             Year to Date
                                                              March 31,                   March 31,
                                                      -----------------------------------------------------
                                                         2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
                                                             (Unaudited)                 (Unaudited)
Interest Income
      Loans receivable                                $ 2,085,189   $ 2,169,465   $ 6,531,625   $ 6,701,018
      Investment securities                               547,881       328,807     1,158,973     1,260,474
      Deposits with financial institutions                 14,035        52,951        37,547       145,712
      Federal funds sold                                    1,867        24,712         6,950        44,767
      Other interest and dividend income                   32,252        19,269        87,704        64,718
                                                      -----------   -----------   -----------   -----------
          Total interest income                         2,681,224     2,595,204     7,822,799     8,216,689
                                                      -----------   -----------   -----------   -----------
Interest Expense
      Deposits                                            694,667       693,689     1,953,272     2,348,342
      Borrowings                                          459,302       389,841     1,371,318     1,176,061
      Other                                                25,876        24,416        76,425        69,494
                                                      -----------   -----------   -----------   -----------
          Total interest expense                        1,179,845     1,107,946     3,401,015     3,593,897
                                                      -----------   -----------   -----------   -----------
Net Interest Income                                     1,501,379     1,487,258     4,421,784     4,622,792
      Provision for Loan Losses                            90,000       123,000       136,845       423,000
                                                      -----------   -----------   -----------   -----------
Net Interest Income after Provision                     1,411,379     1,364,258     4,284,939     4,199,792

Noninterest Income
      Increase in cash surrender values
         of life insurance                                 56,477        59,447       175,157       162,471
      Net gains on loan sales                             147,517       185,718       604,575       656,496
      ATM transaction & POS interchange fees               44,640        37,535       139,565       126,548
      Service charges on deposit accounts                  82,056        92,268       262,612       257,712
      Other Income                                        192,543       115,405       362,296       249,397
                                                      -----------   -----------   -----------   -----------
          Total noninterest income                        523,233       490,373     1,544,205     1,452,624
                                                      -----------   -----------   -----------   -----------
Noninterest Expense
      Salaries and employee benefits                      952,768       850,842     2,823,205     2,419,294
      Net occupancy expense                                78,851        73,735       216,050       209,185
      Equipment expense                                   100,715        84,619       270,473       249,094
      Amortization of intangible assets                    19,013        19,013        57,038        77,163
      Professional fees                                    40,505        57,174       128,964       130,996
      Data processing fees                                 89,025        63,905       230,623       177,585
      Other expense                                       290,399       289,491       836,588       819,669
                                                      -----------   -----------   -----------   -----------
          Total noninterest expense                     1,571,276     1,438,779     4,562,941     4,082,986
                                                      -----------   -----------   -----------   -----------
Income Before Income Tax                                  363,336       415,852     1,266,203     1,569,430
      Income tax expense                                   92,466       113,423       383,488       462,967
                                                      -----------   -----------   -----------   -----------
Net Income                                            $   270,870   $   302,429   $   882,715   $ 1,106,463
                                                      ===========   ===========   ===========   ===========
      Basic earnings per share                        $      0.18   $      0.20   $      0.60   $      0.73
      Diluted earnings per share                      $      0.17   $      0.19   $      0.57   $      0.70
      Weighted average shares outstanding - Basic       1,478,617     1,497,598     1,471,559     1,507,911
      Weighted average shares outstanding - Diluted     1,561,754     1,577,445     1,556,336     1,585,465

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity


                                                                                    Additional
                                             Shares    Comprehensive   Common        Paid-in
                                           Outstanding    Income       Stock         Capital
                                           ---------------------------------------------------
                                            ---------                  -----------------------
Balances, June 30, 2003                     2,272,400                  $22,724     $21,809,683
                                            =========                  =======================
   Net income                                             $252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                               (24,611)

   Cash dividends paid ($0.27 per share)
   Employee Stock Ownership Plan
    shares allocated                                                                    36,337
   MRP shares allocated                                                                 (1,198)
   Treasury shares purchased
   Options exercised                                                                   (97,822)
   Tax benefit of employee
      benefit plans                                                                     82,779
                                                          --------
   Comprehensive income (unaudited)                       $227,625
                                                          ========
                                            ---------                  -----------------------
Balances, Sept 30, 2003 (unaudited)         2,272,400                  $22,724     $21,829,779
                                            =========                  =======================

   Net income                                             $359,608
      Other comprehensive income,
      net of tax--Unrealized gains on
      securities (unaudited)                                15,329

   Employee Stock Ownership Plan
    shares allocated                                                                    38,677
   MRP shares allocated                                                                 (1,197)
   Treasury shares purchased
                                                          --------
   Comprehensive income (unaudited)                       $374,937
                                                          ========
                                            ---------                  -----------------------
Balances, Dec 31, 2003 (unaudited)          2,272,400                  $22,724     $21,867,259
                                            =========                  =======================
   Net income                                             $270,870
      Other comprehensive income,
      net of tax--Unrealized gains on
      securities (unaudited)                               311,538

   Cash dividends paid ($0.285 per share)
   Employee Stock Ownership Plan
    shares allocated                                                                    41,821
   MRP shares allocated                                                                 (1,198)
   Options exercised                                                                  (103,514)

                                                          --------
   Comprehensive income (unaudited)                       $582,408
                                                          ========
                                            ---------                  -----------------------
Balances, March 31, 2004 (unaudited)        2,272,400                  $22,724     $21,804,368
                                            =========                  =======================

                                                        Accumulated
                                                          Other        Unallocated    Unallocated
                                           Retained    Comprehensive      ESOP            MRP         Treasury
                                           Earnings       Income         Shares          Shares        Shares          Total
                                          -------------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------------
Balances, June 30, 2003                   $18,939,064     ($48,656)    ($1,159,851)    ($296,850)    ($9,360,065)   $29,906,049
                                          =====================================================================================
   Net income                                 252,236                                                                   252,236
      Other comprehensive income,
      net of tax--Unrealized losses on
      securities (unaudited)                               (24,611)                                                     (24,611)

   Cash dividends paid ($0.27 per share)     (438,639)                                                                 (438,639)
   Employee Stock Ownership Plan
    shares allocated                                                        38,647                                       74,984
   MRP shares allocated                                                                   40,481                         39,283
   Treasury shares purchased                                                                            (318,950)      (318,950)
   Options exercised                                                                                     280,322        182,500
   Tax benefit of employee
      benefit plans                                                                                                      82,779

   Comprehensive income (unaudited)

                                          -------------------------------------------------------------------------------------
Balances, Sept 30, 2003 (unaudited)       $18,752,661     ($73,267)    ($1,121,204)    ($256,369)    ($9,398,693)   $29,755,631
                                          =====================================================================================

   Net income                                 359,608                                                                   359,608
      Other comprehensive income,
      net of tax--Unrealized gains on
      securities (unaudited)                                15,329                                                       15,329

   Employee Stock Ownership Plan
    shares allocated                                                        38,709                                       77,386
   MRP shares allocated                                                                   40,481                         39,284
   Treasury shares purchased                                                                            (102,500)      (102,500)

   Comprehensive income (unaudited)

                                          -------------------------------------------------------------------------------------
Balances, Dec 31, 2003 (unaudited)        $19,112,269     ($57,938)    ($1,082,495)    ($215,888)    ($9,501,193)   $30,144,738
                                          =====================================================================================
   Net income                                 270,870                                                                   270,870
      Other comprehensive income,
      net of tax--Unrealized gains on
      securities (unaudited)                               311,538                                                      311,538

   Cash dividends paid ($0.285 per share)    (461,291)                                                                 (461,291)
   Employee Stock Ownership Plan
    shares allocated                                                        38,648                                       80,469
   MRP shares allocated                                                                   40,481                         39,283
   Options exercised                                                                                     289,408        185,894

   Comprehensive income (unaudited)

                                          -------------------------------------------------------------------------------------
Balances, March 31, 2004 (unaudited)      $18,921,848     $253,600     ($1,043,847)    ($175,407)    ($9,211,785)   $30,571,501
                                          =====================================================================================

See notes to unaudited condensed consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                       Year to Date
                                                                         March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
                                                                        (Unaudited)
Net Cash Provided by Operating Activities                      $  2,817,614    $  2,672,225

Investing Activities
   Net change in interest-bearing deposits                          356,129      (2,006,408)
   Proceeds from maturities of securities available for sale      7,367,634       1,359,364
   Proceeds from maturities of securities held to maturity        6,986,465      13,496,841
   Purchases of securities available for sale                   (52,455,064)              0
   Purchases of securities held to maturity                               0     (15,389,725)
   Net change in loans                                           (8,737,622)     (5,789,726)
   Net (purchases) or dispositions of premises and equipment       (123,472)         12,523
   Purchase FHLB stock                                             (282,800)       (500,000)
                                                               ------------    ------------
      Net cash used by investing activities                     (46,888,730)     (8,817,131)
                                                               ------------    ------------
Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                     1,318,032       3,431,043
      Certificates of deposit                                    41,856,497      (7,174,401)
   Proceeds from issuance of borrowed funds                       3,000,000      10,000,000
   Advances by borrowers for taxes and insurance                    149,887         271,927
   Dividends paid                                                  (899,930)       (664,190)
   Purchase treasury shares                                        (421,450)     (2,581,764)
   Options exercised                                                368,394         299,975
                                                               ------------    ------------
      Net cash provided by financing activities                  45,371,430       3,582,590
                                                               ------------    ------------
Net Change in Cash and Cash Equivalents                           1,300,314      (2,562,316)

Cash and Cash Equivalents, Beginning of Period                    4,589,165      12,850,957
                                                               ------------    ------------
Cash and Cash Equivalents, End of Period                       $  5,889,479    $ 10,288,641
                                                               ============    ============
Additional Cash Flow Information
   Interest paid                                               $  2,988,620    $  3,188,850
   Income tax paid                                                  344,000         543,000

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending June 30, 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At March 31, 2004, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                                   Three Months Ended March 31,
                                                                       2004             2003
                                                                   -----------      -----------
Net Income, as reported                                            $   270,870      $   302,429

Less: Total stock-based employee compensation cost determined
      under the fair value based method, net of income taxes           (24,488)         (31,465)
                                                                   -----------      -----------
Pro forma net income                                               $   246,382      $   270,964
                                                                   ===========      ===========
Earnings per share:
Basic - as reported                                                $      0.18      $      0.20
Basic - pro forma                                                         0.17             0.18

Diluted - as reported                                              $      0.17      $      0.19
Diluted - pro forma                                                       0.16             0.17

                                                                    Nine months Ended March 31,
                                                                      2004              2003
                                                                  ------------      ------------
Net Income, as reported                                           $    882,715      $  1,106,463

Less: Total stock-based employee compensation cost determined
      under the fair value based method, net of income taxes           (73,464)          (82,021)
                                                                  ------------      ------------

Pro forma net income                                              $    809,251      $  1,024,442
                                                                  ============      ============
Earnings per share:
Basic - as reported                                               $       0.60      $       0.73
Basic - pro forma                                                         0.55              0.68

Diluted - as reported                                             $       0.57      $       0.70
Diluted - pro forma                                                       0.52              0.65

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's long-term borrowings at March 31, 2004, and June 30, 2003. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. One-half of the remaining mortgage advance balance is payable in May 2004 with the balance payable the following year. Not reflected in the table below is a $1.0 million short-term, variable-rate Federal Home Loan Bank advance.

                                                         March 31,       June 30,
                                                           2004           2003
                                                        -----------    -----------
                                                        (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 6.465%, due in January 2005            $ 5,000,000    $ 5,000,000
   Fixed rate of 5.370%, due in February 2011            10,000,000     10,000,000
   Fixed rate of 4.830%, due in July 2011                10,000,000     10,000,000
   Fixed rate of 2.650%, due in March 2008                5,000,000      5,000,000
   Fixed rate of 2.100%, due in March 2008                5,000,000      5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 1.88%, due in May 2005                   2,000,000      2,000,000
   Fixed rate of 1.43%, due in July 2004                  2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                   3,333,333      3,333,333
                                                        -----------    -----------
     Total fixed-rate Federal Home Loan Bank advances   $42,333,333    $40,333,333
                                                        ===========    ===========
     Weighted average rate                                    4.198%         4.335%
                                                        ===========    ===========

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

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the quarters ended March 31, 2004, and March 31, 2003, were computed as follows:

                                                      Quarter Ended March 31, 2004
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                  Income     Average Shares     Amount
                                                ----------------------------------------
Net income                                      $  270,870
                                                ----------
Basic earnings per share
Income available to common stockholders         $  270,870      1,478,617     $     0.18
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         71,275
Unvested MRP shares                                     --         11,862
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  270,870      1,561,754     $     0.17
                                                ==========     ==========     ==========

                                                      Quarter Ended March 31, 2003
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                  Income     Average Shares     Amount
                                                ----------------------------------------

Net income                                      $  302,429
                                                ----------
Basic earnings per share
Income available to common stockholders         $  302,429      1,497,598     $     0.20
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         66,473
Unvested MRP shares                                     --         13,374
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  302,429      1,577,445     $     0.19
                                                ==========     ==========     ==========

      Year-to-date earnings per share were computed as follows:

                                                    Nine months Ended March 31, 2004
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                  Income     Average Shares     Amount
                                                ----------------------------------------
Net income                                      $  882,715
                                                ----------
Basic earnings per share
Income available to common stockholders         $  882,715      1,471,559     $     0.60
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         73,255
Unvested MRP shares                                     --         11,522
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  882,715      1,556,336     $     0.57
                                                ==========     ==========     ==========

                                                    Nine months Ended March 31, 2003
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                  Income     Average Shares     Amount
                                                ----------------------------------------
Net income                                      $1,106,463
                                                ----------
Basic earnings per share
Income available to common stockholders         $1,106,463      1,507,911     $     0.73
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         65,283
Unvested MRP shares                                     --         12,271
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $1,106,463      1,585,465     $     0.70
                                                ==========     ==========     ==========

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2003, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2004. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004, AND JUNE 30, 2003

      Total consolidated assets of the Company grew $48.2 million to $236.7 million at March 31, 2004, from $188.5 million at June 30, 2003. This growth in total assets primarily resulted from a leveraging strategy using brokered certificates of deposit to fund investment securities. Loans also grew moderately through the first three quarters of fiscal 2004.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $1.3 million to $5.9 million during the nine months ended March 31, 2004. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, were reduced $356,000.

      Investment securities, excluding investment CDs, increased 120.0% to $70.4 million at March 31, 2004, from $32.0 million at June 30, 2003. This portfolio is composed primarily of mortgage-related securities. As such, it experienced rapid prepayments during the first several months of the fiscal year due to the low market rate environment. However, prepayments have slowed the past two quarters. In addition, approximately $52.5 million of new securities were purchased through the first nine months of fiscal 2004.

      Net loans grew to $143.7 million at March 31, 2004, an $8.7 million increase from the $135.0 million at June 30, 2003, with much of the growth occurring in the single-family mortgage loan portfolio. The consumer loan portfolio decreased 0.4% as bulk sales of indirect automobile loans offset increased production. Through the first three quarters of fiscal 2004, indirect loan production totaled $51.2 million. During the same period, $32.5 million were sold, in part, to remain compliant with regulatory investment limitations. During the same period, $6.4 million of newly originated permanent single family residential mortgage loans, or 26.8% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 30% to 60% of production range in the near-term.

      The allowance for loan losses totaled $1.0 million at March 31, 2004, a $58,000 decrease from the June 30, 2003, balance. The change was composed of $270,000 in provisions for losses, $195,000 in net charge-offs, and $133,000 in recaptures of allowances associated with the bulk loan sales. The Company's allowance for loan losses represented 0.72% of total loans at March 31, 2004, slightly under the 0.81% at June 30, 2003. Relative to nonperforming loans, the allowance for loan losses was reduced to 115.3% at March 31, 2004, compared to 284.5% at June 30, 2003. This large change was due mainly to a single commercial mortgage loan that was in a nonaccrual status at March 31, 2004. Since that time, a workout solution has been reached with the borrower.

      As the table below illustrates, the Company's nonperforming assets increased during the first nine months of fiscal 2004. Except for the commercial mortgage loan discussed above, the nonaccrual loan totals for both illustrated periods were composed of automobile and single-family residential mortgage loans.

                                                         March 31,     June 30,
                                                           2004          2003
                                                         =========    =========

Loans accounted for on a nonaccrual basis                $ 904,000    $ 388,000
Accruing loans past due 90 days or more                         --           --
                                                         ---------    ---------
Nonperforming loans                                      $ 904,000    $ 388,000
Real estate owned (net)                                         --           --
Other repossessed assets                                 $  19,000    $  29,000
                                                         ---------    ---------
     Total nonperforming assets                          $ 923,000    $ 417,000
                                                         =========    =========

Restructured loans                                              --           --

Total loans delinquent 90 days or more to total loans         0.62%        0.28%
Total loans delinquent 90 days or more to total assets        0.38%        0.21%
Total nonperforming assets to total assets                    0.39%        0.22%

      Total deposits increased $43.2 million to $159.1 million at March 31, 2004, from $115.9 million at June 30, 2003, as management initiated a strategy to leverage the Company's high capital position using brokered deposits. Overall deposit growth was the product of a $41.9 million increase in time deposits, including brokered funds, and a $1.3 million net inflow from non-maturity deposit instruments. Brokered deposits primarily ranged in maturity from 12 to 36 months, and are at "all-in" rates comparable to those offered in the local retail market. Borrowings, which increased $3.0 million to $43.3 million at March 31, 2004, consisted entirely of FHLB advances. Even with the additional advances, First Federal's excess borrowing capacity under its blanket collateral agreement with the FHLB remains substantial.

      At $810,000, escrow balances at March 31, 2004, were 22.7% above the levels nine months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $1.2 million, or 72.8%, to $3.0 million during the nine months ended March 31, 2004.

      Total stockholders' equity grew $665,000 to $30.6 million at March 31, 2004, from $29.9 million at June 30, 2003. The most significant components of the change included $883,000 of net income, 21,000 shares of First Bancorp common stock repurchased at a total cost of $421,000, semiannual cash dividends totaling $900,000, and $368,000 received from the exercise of stock options. Also affecting stockholders' equity were $350,000 in allocations of ESOP and MRP shares, a $302,000 increase in the net unrealized gain/loss on securities available for sale, and an $83,000 tax benefit from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004, AND 2003

      GENERAL. Net income for the quarter ended March 31, 2004, declined $31,000, or 10.3%, to $271,000 from $302,000 for the quarter ended March 31,
2003. A significant rise in noninterest expenses was principally responsible for the lower earnings. Net interest income increased slightly and noninterest income improved. As a result, the annualized return on average assets decreased to 0.48% for the quarter ended March 31, 2004, from 0.67% for the same quarter last year. The return on average equity decreased to 3.61% from 3.95% for the comparative quarters.

      The Company's net spread tightened to 2.73% for the quarter ended March 31, 2004, from 3.27% for the quarter ended March 31, 2003. The two factors most influencing the spread were the heavy mortgage loan refinancing activity during first half of the interim year and a leveraging program initiated last quarter.

      NET INTEREST INCOME. The Company recognized $1.5 million of net interest income for the quarter ended March 31, 2004, an increase of $14,000, or 0.9%, from the same period in 2003.

      Total interest income increased $86,000 to $2.7 million for the quarter ended March 31, 2004, from $2.6 million for the same quarter in 2003. Interest income from loans declined $84,000 between the comparative periods while investment securities and other interest-earning assets added $170,000. Average loans outstanding increased to $142.3 million with an average yield of 5.86% for the quarter ended March 31, 2004, from $121.1 million with an average yield of 7.16% for the same period last year. The lower average yields were a result of the sustained low interest rate environment over the past twelve months. The average balance of all other interest-earning assets was $64.0 million with an average yield of 3.73% for the quarter ended March 31, 2004, compared to an average balance of $44.8 million and an average yield of 3.80% for the same period in 2003.

      At $1.2 million, total interest expenses for the quarter ended March 31, 2004, were just $72,000 higher than during the same quarter last year despite a significant growth of interest-bearing liabilities. Average deposits grew to $144.6 million for the quarter ended March 31, 2004, from $116.8 million for the quarter ended March 31, 2003. For the same respective periods the average cost of deposits fell to 1.92% from to 2.38%. Also, interest expense on FHLB advances was $459,000 on an average balance of $45.4 million in the most recent quarter compared to $390,000 on an average balance of $30.9 million for the same period a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The Company provided $90,000 of provisions for new production in the most recent quarter compared to $123,000 for the same quarter last year. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. Although nonperforming loans represented 0.62% of total loans at March 31, 2004, compared to 0.32% a year earlier, a single commercial mortgage loan accounted for nearly two-thirds of the nonperforming loan balance. Additionally, net charge-offs were lower at $79,000 for the most recent quarter versus $85,000 in the same period a year ago. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $523,000 for the quarter ended March 31, 2004, compared to $490,000 for the same period the preceding year, an increase of 6.7%. Net gains on loan sales dropped $38,000 to $148,000 for the quarter ended March 31, 2004. This change was composed of a $72,000 decline in gains from mortgage loan sales and a $34,000 increase in gains from automobile loan sales. The cash surrender value of bank-owned life insurance added $56,000 during the most recent quarter compared to $59,000 for the same quarter in 2003. Together, service charges on deposit accounts and fees for ATM/POS usage decreased just over $3,000 between the comparative quarters. At $193,000, "other" noninterest income for the third fiscal quarter was 66.8% over the same period in fiscal 2003. However, nearly half this change was traced to two non-routine items, a

$21,000 adjustment to the earnings on a pass-through investment held by the Bank's wholly-owned service corporation and a $14,000 recoupment of expenses and lost interest on the disposal of repossessed real estate. The remainder of the change was distributed among numerous accounts, most notably miscellaneous lending-related fees.

      NONINTEREST EXPENSE. At $1.6 million for the quarter ended March 31, 2004, total noninterest expense increased $132,000 from the same quarter a year ago. Relative to average assets, such expenses decreased to an annualized 2.81% from 3.17%.

      Salaries and employee benefits totaled $953,000 during the quarter ended March 31, 2004, compared to $851,000 for the same period in 2003. The increase was attributed primarily to normal annual pay increases and substantial hikes in the costs of employee benefit programs, most notably the defined benefit pension plan.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, was unchanged between the comparative quarters. The $19,000 quarterly expense was attributed solely to the core deposit component as the Company ceased the amortization of goodwill effective October 1, 2002 pursuant to the adoption of FAS 147. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses climbed to $89,000 for the most recent quarter, a 39.3% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change. In addition, equipment expenses increased 19.0% between the comparative quarters due mainly to software leasing and licensing fees.

      INCOME TAXES. Total income tax expense was $92,000 for the quarter ended March 31, 2004, compared to $113,000 for the same period last fiscal year. Effective tax rates for the quarters ended March 31, 2004 and 2003 approximated 25.4% and 27.3%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2004, AND
2003

      GENERAL. At $883,000, net income for the nine months ended March 31, 2004, was $224,000 or 20.4% below the $1.1 million for the nine months ended March 31, 2003. Higher noninterest expenses along with a narrower net interest margin were primarily responsible for the lower earnings.

      The Company's interest rate spread narrowed to 2.91% for the nine months ended March 31, 2004, from 3.36% for the nine months ended March 31, 2003. The reduction was partly responsible for the return on average assets declining to 0.57% for the nine months ended March 31, 2004, from 0.81% for the same period in 2003. Likewise, the return on average equity fell to 3.93% from 4.83% for the respective nine month periods.

      NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2004, decreased $201,000 to $4.4 million from $4.6 million for the same timeframe in fiscal 2003.

      Total interest income decreased $394,000 during the nine months ended March 31, 2004, to $7.8 million from $8.2 million. Interest income from loans fell $169,000 while interest income from investment securities and deposits from other financial institutions, including fed funds sold, declined a combined $247,000. In addition, dividends on FHLB and FNMA stock improved $23,000. Average loans outstanding increased to $142.6 million with an average yield of 6.11% for the nine months ended March 31, 2004, from $121.0 million with an average yield of 7.38% for the same period the preceding fiscal year. The reduced earnings from investment securities were due to accelerated repayments in the portfolio of mortgage-backed securities and lower reinvestment yields. To illustrate, the average yield on investment securities was diluted to 3.87% for the nine months ended March 31, 2004, from 5.40% for the same period in fiscal 2003. Similarly, the combined yield on deposits with financial institutions and fed funds sold fell to 1.51% from 1.92% for the same periods. The average balance of investment securities and deposits with financial institutions, including fed funds sold, decreased slightly to $43.9 million from $44.4 million for the respective periods.

      The lower interest revenue was partly offset by a $193,000 reduction in interest expenses. For the nine months ended March 31, 2004, interest expenses totaled $3.4 million compared to $3.6 million for the nine months ended March 31, 2003. While average deposits increased to $128.6 million in the first nine months of fiscal 2004 from $118.5 million for the same period in fiscal 2003, the average cost of those deposits declined to 2.03% from 2.64%. Interest expense on borrowings from the Federal Home Loan Bank was $1.4 million during the first three quarters of fiscal 2004 compared to $1.2 for the same period one year ago on average borrowings of $43.7 million and $30.3 million, respectively.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. During the nine months ended March 31, 2004, $25.5 million of automobile loans were reclassified as "held for sale" and subsequently sold. Consequently, $133,000 of allowances related to these loans were recaptured which, added to routine provisions for loan losses, resulted in net provisions of $137,000. Aside from the allowances recaptured, the Company provided $270,000 of provisions for new production through the first three quarters of fiscal 2004 compared to $423,000 for the same period last year. The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. Although nonperforming loans represented 0.62% of total loans at March 31, 2004, compared to 0.32% a year earlier, a single commercial mortgage loan accounted for nearly two-thirds of the nonperforming loan balance. Additionally, net charge-offs were down to $195,000 through the first three quarters of fiscal 2004 versus $220,000 in the same period a year ago. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income increased $92,000 to $1.5 million for the nine months ended March 31, 2004, compared to the same period the prior year. The primary contributors to this change were fees and charges related to the origination and servicing of loans which improved $63,000. The cash surrender value of bank-owned life insurance added $175,000 over the first nine months of fiscal 2004, a $13,000 increase from the same period in fiscal 2003. Service charges on deposit accounts increased $5,000 between the comparative nine-month timeframes. In addition, the Company recouped approximately $14,000 of expenses and lost interest upon the disposal of repossessed real estate through the first three quarters of fiscal 2004 compared to none in fiscal 2003. Gains on loan sales declined to $605,000 during the nine months ended March 31, 2004, from $656,000 in the same period a year ago as a $204,000 reduction in gains on mortgage loan sales was only partially offset by a $152,000 increase in gains on consumer loan sales.

      NONINTEREST EXPENSE. At $4.6 million, total noninterest expense for the nine months ended March 31, 2004, increased $480,000 from the same period the preceding year. Relative to average assets, noninterest expenses decreased to an annualized 2.96% from 2.98%.

      Salaries and employee benefits totaled $2.8 million during the nine months ended March 31, 2004, compared to $2.4 million for the same period in 2003. The increase was attributed primarily to normal annual pay increases and substantial hikes in the costs of employee benefit programs, most notably, the defined benefit pension plan.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $20,000 between the comparative nine-month periods due primarily to the adoption of FAS 147 on October 1, 2002. The Company ceased the amortization of goodwill effective October 1, 2002. Such amortization totaled $19,000 in the quarters preceding the adoption of FAS 147. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses climbed to $231,000 for the most recent nine-month period, a 29.9% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change. In addition, equipment expenses increased 8.6% between the comparative periods due mainly to software leasing and licensing fees.

      INCOME TAXES. Total income tax expense was $383,000 for the nine months ended March 31, 2004, compared to $463,000 for the same period the preceding year. The effective tax rates for the nine-month periods ended March 31, 2004 and 2003, respectively, were 30.3% and 29.5%.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient resources to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to help meet these needs. At March 31, 2004, cash and cash equivalents totaled $5.9 million, or 2.5% of total assets. Also, $744,000 of investment securities, including investment certificates of deposit, mature within 12 months. Another $46.1 million of securities are accounted for as "available for sale" and carried at market value should they need to be sold. At the same time, First Federal had net commitments to fund loans, including loans in process, of $4.6 million.

      Certificates of deposit scheduled to mature in one year or less totaled $40.4 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on a formula utilizing eligible collateral and adjusted assets, First Federal had approximately $34.9 million remaining available to it under its borrowing arrangement with the FHLB as of March 31, 2004.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2004, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                   Regulatory Minimum  Well Capitalized per
                                                     Actual         Required Capital     12 CFR Part 565
                                                -----------------------------------------------------------
                                                Amount     Ratio     Amount     Ratio     Amount     Ratio
                                                -----------------------------------------------------------
                                                                  (Dollars in Thousands)
As of March 31, 2004 (unaudited)
   Total capital (to risk weighted assets)      $27,142    17.11%    $12,689     8.00%    $15,861    10.00%
   Tier I capital (to risk weighted assets)      26,307    16.59       6,344     4.00       9,517     6.00
   Tier I capital (to adjusted total assets)     26,307    11.25       9,350     4.00      11,688     5.00

As of June 30, 2003
   Total capital (to risk weighted assets)      $26,385    20.74%    $10,176     8.00%     12,720    10.00%
   Tier I capital (to risk weighted assets)      25,462    20.02       5,088     4.00       7,632     6.00
   Tier I capital (to adjusted total assets)     25,462    13.73       7,417     4.00       9,272     5.00

      The Company's second stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of March 31, 2004, 95,269 shares had been repurchased under the current program leaving 70,906 remaining to be purchased.

      The following chart summarizes stock repurchase activity during the most recent quarter.

-------------------------------------------------------------------------------------------------------------
                                                                      Total Number of      Maximum Number of
                                                                    Shares Purchased as   Shares that May Yet
                            Total Number of    Average Price Paid    Part of Publicly     Be Purchased Under
         Period            Shares Purchased        per Share          Announced Plan           the Plan
-------------------------------------------------------------------------------------------------------------
January 1, 2004 through
January 31, 2004                   0                  N/A                    0                  70,906
-------------------------------------------------------------------------------------------------------------
February 1. 2004
through February 29,
2004                               0                  N/A                    0                  70,906
-------------------------------------------------------------------------------------------------------------
March 1, 2004 through
March 31, 2004                     0                  N/A                    0                  70,906
-------------------------------------------------------------------------------------------------------------
Total                              0                  N/A                    0                    N/A
-------------------------------------------------------------------------------------------------------------

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

ITEM 3.
CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.
CHANGES IN SECURITIES.

See "Liquidity and Capital Resources" in Part I for information regarding stock repurchase activity during the quarter.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits

      31.1  Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

      31.2  Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

      32.0  Section 1350 Certifications.

b.    Forms 8-K

      On January 26, 2004, the Company furnished a Form 8-K reporting financial results for the fiscal quarter ended December 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST BANCORP OF INDIANA, INC.

Dated: May 14, 2004                 By:  /s/ Harold Duncan
                                    ------------------------------
                                    Harold Duncan
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (principal executive officer)

Dated: May 14, 2004                 By:  /s/ George J. Smith
                                    ------------------------------
                                    George J. Smith
                                    Treasurer
                                    (principal financial and accounting officer)