Form 10KSB
period 2004-06-30
FIRST BANCORP OF INDIANA INC
filed 2004-09-28
CIK 1074543

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2004

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for its most recent fiscal year were $12,663,000.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $26.2 million based upon the closing price of $20.26 as quoted on the Nasdaq National Market for September 17, 2004. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

      As of September 17, 2004, the issuer had 1,609,125 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX

                                                                                                             Page
PART I

Item 1.  Description of Business ..........................................................................    3

Item 2.  Description of Property ..........................................................................   26

Item 3.  Legal Proceedings ................................................................................   27

Item 4.  Submission of Matters to a Vote of Security Holders ..............................................   27

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .........................................   28

Item 6.  Management's Discussion and Analysis or Plan of Operation ........................................   29

Item 7.  Financial Statements .............................................................................   40

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .............   40

Item 8A. Controls and Procedures ..........................................................................   40

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
         of the Exchange Act ..............................................................................   41

Item 10. Executive Compensation ...........................................................................   41

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...   41

Item 12. Certain Relationships and Related Transactions ...................................................   41

Item 13. Exhibits and Reports on Form 8-K .................................................................   42

Item 14. Principal Accountant Fees and Services ...........................................................   43

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

      First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. At June 30, 2003, which is the most recent date for which data is available from the FDIC, First Federal held 2.66% of the deposits in the Evansville, Indiana - Henderson, Kentucky Metropolitan Statistical Area. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources to devote to marketing and technological advancements. While the competition for deposits and the origination of loans could limit First Federal's future growth, First Federal allocates the resources necessary to maintain, what it believes to be a state-of-the-art product line. Competition for deposits and the origination of loans could limit First Federal's growth in the future.

Lending Activities

      The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                                      At June 30,
                                        ----------------------------------------------------------------------
                                                2004                     2003                     2002
                                        --------------------     --------------------     --------------------
                                                    Percent                  Percent                  Percent
                                         Amount     of Total      Amount     of Total      Amount     of Total
                                        --------    --------     --------    --------     --------    --------
                                                                (Dollars in thousands)
Mortgage loans:
   One- to four-family ............     $ 76,178      45.46%     $ 65,716      46.77%     $ 67,160      55.80%
   Construction ...................        7,863       4.69         6,131       4.36         2,959       2.46
   Commercial and multi-family ....        4,540       2.71         2,897       2.06         4,384       3.64
                                        --------     ------      --------     ------      --------     ------
      Total mortgage loans ........       88,581      52.86        74,744      53.19        74,503      61.90
Consumer lines of credit ..........        5,358       3.20         4,358       3.10         4,462       3.71
Savings account loans .............          157       0.09           170       0.12           181       0.15
Commercial business loans .........        5,467       3.26         7,519       5.35         5,064       4.21
Consumer loans ....................       68,003      40.59        53,721      38.24        36,138      30.03
                                        --------     ------      --------     ------      --------     ------
      Total loans .................      167,566     100.00%      140,512     100.00%      120,348     100.00%
                                        --------     ======      --------     ======      --------     ======

Less:
   Undisbursed loan funds .........        3,731                    4,224                    1,369
   Net deferred loan fees .........           70                      165                      214
   Allowance for loan losses ......        1,078                    1,101                      831
                                        --------                 --------                 --------

Net loans .........................     $162,687                 $135,022                 $117,934
                                        ========                 ========                 ========

      The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

                                                                      Amount Due
                                          --------------------------------------------------------------------
                                                        After One        After          After
                                                           Year       Three Years     Five Years
                                           Within        Through        Through        Through         Beyond
                                          One Year     Three Years     Five Years      10 Years       10 Years        Total
                                          --------     -----------    -----------     ----------      --------       --------
                                                                            (In thousands)
Mortgage loans:
   One- to four-family ............       $  5,936       $  8,248       $ 11,738       $ 16,941       $ 33,315       $ 76,178
   Construction ...................          2,179          3,771             74            227          1,612          7,863
   Commercial and multi-family ....            165            546          1,601          2,217             11          4,540
Consumer lines of credit ..........            734          1,558          1,674          1,392             --          5,358
Savings account loans .............            157             --             --             --             --            157
Commercial business loans .........          2,308          1,769            914            304            172          5,467
Consumer loans ....................         17,136         31,415         18,974            478             --         68,003
                                          --------       --------       --------       --------       --------       --------
      Total .......................       $ 28,615       $ 47,307       $ 34,975       $ 21,559       $ 35,110       $167,566
                                          ========       ========       ========       ========       ========       ========

      The following table sets forth, as of June 30, 2004, the dollar amount of all loans due or repricing after June 30, 2005, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

                                                                 Floating or
                                                                 Adjustable
                                                Fixed-Rate          Rate
                                                ----------       -----------
                                                       (In thousands)
      Mortgage loans:
         One- to four-family ...........         $ 63,541         $  6,701
         Construction ..................            5,034              650
         Commercial and multi-family ...            4,375               --
      Consumer lines of credit .........               84            4,540
      Savings account loans ............               --               --
      Commercial business loans ........            1,739            1,420
      Consumer loans ...................           50,812               55
                                                 --------         --------
               Total ...................         $125,585         $ 13,366
                                                 ========         ========

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

      Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2004, First Federal had 34 outstanding construction loans to builders totaling $4.5 million. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2004, First Federal had one such loan outstanding for $14,000. In addition, First Federal occasionally finances the development of residential building lots. These may be either fixed- or adjustable-rate loans. At June 30, 2004, there were two such loans with outstanding balances totaling $127,000. First Federal occasionally finances the purchase of commercial building lots. At June 30, 2004, there was one such loan with a balance of $110,000.

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

      Commercial Business Loans. First Federal offers a variety of commercial loan products that include term loans for equipment financing and business acquisitions and revolving lines of credit secured by inventory and/or accounts receivable. In most cases, fixed-rate loans have terms up to five years and are generally amortized over a 15 year period. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to prime rate as published in The Wall Street Journal. Furthermore, as circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

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

      First Federal originates automobile loans through approximately 173 automobile dealers in southern Indiana, Kentucky, northern Tennessee, Missouri and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "CreditDesk," an automated underwriting program by Fair Isaac and Company, Inc. Applications processed through "CreditDesk" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

      During the year ended June 30, 2004, First Federal originated and retained for its own portfolio $43.4 million in automobile loans. At June 30, 2004, indirect automobile loans constituted 38.89% of total loans. Through the first four months of fiscal 2004, First Federal had a contractual relationship with another financial institution under which it sold indirect automobile loans on a flow basis for an average origination fee of approximately 1.5% of the loan amount. The contract defined the criteria to be satisfied for the loans to be eligible for sale to the purchasing institution. First Federal sold these loans with servicing released and without recourse to First Federal.

      First Federal sold six pools of consumer loans totaling $25.5 million to four institutional investors during fiscal 2004. These pools, consisting of indirect automobile loans, were sold with servicing retained, thus allowing First Federal to earn a servicing fee. Two of the pools are participations sold without recourse, whereby First Federal retains 10% of the loan balance and earns a set servicing fee on the portion sold. The remaining pools were sold with recourse. For the pools sold with recourse, First Federal earns a servicing fee approximating the contract interest rate net of a pass-through interest rate and loan losses.

      In fiscal year 2004, First Federal sold 45.3% of its indirect automobile loan production and retained the remainder for its own portfolio, increasing its consumer loan portfolio to $68.0 million. First Federal believes that it benefits from the higher yields earned on consumer loans and that the shorter duration of consumer loans improves First Federal's interest rate risk position. However, because consumer loans tend to have a higher rate of default than mortgage loans and because full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile, First Federal expects that it will increase its allowance for loan losses as its consumer loan portfolio grows. First Federal will increase its allowance for loan losses by charging a provision for loan losses against income.

      First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2004, First Federal had $5.3 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $9.4 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

      First Federal makes savings account loans for up to 90% of the depositor's account balance. The interest rate is normally 2.0% or 3.0% above the rate paid on the deposit account, depending on the type of account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable on demand, although interest must be paid every six months.

      Loan Solicitation and Processing. Mortgage loan applicants come to First Federal through its marketing efforts, through direct solicitation by First Federal's loan officers and by referrals from realtors and past and present customers. All types of loans may be originated and closed in any of First Federal's offices. Mortgage loans are serviced from First Federal's main office.

      Loans can be approved by various employees and the Board of Directors on a scale which requires approval by individuals or groups of individuals with progressively higher levels of responsibility as the loan amount increases.

      Loan Originations, Sales and Purchases. In an effort to manage its interest rate risk position, First Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. The sale of loans in the secondary mortgage market reduces First Federal's risk that the interest rates paid to depositors will increase while First Federal holds long-term, fixed-rate loans in its portfolio. It also allows First Federal to continue to fund loans when savings flows decline or funds are not otherwise available. First Federal generally sells loans without recourse to Fannie Mae and, recently, the Federal Home Loan Bank of Indianapolis with servicing retained. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale.

      In the past, First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. However, other than in connection with branch acquisitions, First Federal has not purchased any loans or loan participations in many years.

      At June 30, 2004, First Federal was servicing mortgage loans for others (Fannie Mae and FHLB) amounting to approximately $32.5 million. First Federal also serviced consumer loans for others totaling $20.8 million. Servicing loans for others generally consists of collecting payments, disbursing payments to investors, processing default actions, and, in the case of mortgage loans, maintaining escrow accounts. The retained servicing interest in the sold consumer loans is accounted for in accordance with SFAS No. 140.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                            Years Ended June 30,
                                                   -------------------------------------
                                                      2004          2003          2002
                                                   ---------     ---------     ---------
                                                               (In thousands)
Loans originated:
Mortgage loans:
   One- to four-family ........................    $  36,757     $  37,785     $  30,514
   Construction ...............................       11,456         8,199         6,327
   Commercial and multi-family ................        2,384           310         2,706
Consumer lines of credit ......................        4,616         3,644         3,007
Savings account loans .........................          277           342           384
Commercial business loans .....................        2,844         3,928         2,421
Consumer loans ................................       75,404        66,551        45,786
                                                   ---------     ---------     ---------
      Total loans originated ..................      133,738       120,759        91,145

Loans purchased ...............................           --            --            --

Loans sold ....................................       40,776        46,174        34,159

Loan principal repayments .....................       60,859        48,046        36,783
Increase (decrease) in other items, net .......       (4,438)       (9,451)       (9,087)
                                                   ---------     ---------     ---------

Net increase (decrease) in loans receivable ...    $  27,665     $  17,088     $  11,116
                                                   =========     =========     =========

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

                                                                    At June 30,
                                                              ----------------------
                                                              2004     2003     2002
                                                              ----     ----     ----
                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis ................    $305     $388     $292
Accruing loans past due 90 days or more ..................      --       --       --
                                                              ----     ----     ----
Nonperforming loans ......................................     305      388      292
Real estate owned (net) ..................................      --       --       --
Other repossessed assets .................................      43       29       17
                                                              ----     ----     ----
      Total nonperforming assets .........................    $348     $417     $309
                                                              ====     ====     ====

Restructured loans .......................................     624       --       --

Total loans delinquent 90 days or more to net loans ......    0.19%    0.28%    0.25%
Total loans delinquent 90 days or more to total assets ...    0.12%    0.21%    0.16%
Total nonperforming assets to total assets ...............    0.13%    0.22%    0.17%

      Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2004, First Federal had no real estate owned.

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

      First Federal reviews and classifies its assets on a monthly basis. At June 30, 2004, First Federal classified as substandard $1,045,000 of loans and no other assets. Assets classified as doubtful totaled $43,000 as of that date, but none were classified loss. At such date First Federal had loans aggregating $919,000 designated as special mention. First Federal had no impaired loans at June 30, 2004 or 2003.

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

      At June 30, 2004, First Federal had an allowance for loan losses of $1.1 million which represented 0.66% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                               Years Ended June 30,
                                                        ---------------------------------
                                                          2004         2003         2002
                                                        -------      -------      -------
                                                              (Dollars in thousands)
Allowance at beginning of period ...................    $ 1,101      $   831      $   661
Provision for loan losses ..........................        226          563          404
Recoveries .........................................         39           14            6
Charge-offs ........................................       (288)        (307)        (240)
                                                        -------      -------      -------
Net charge-offs ....................................        249          293          234
                                                        -------      -------      -------
   Allowance at end of period ......................    $ 1,078      $ 1,101      $   831
                                                        =======      =======      =======

Ratio of allowance to total loans
   outstanding at the end of the period ............       0.66%        0.81%        0.70%

Ratio of net charge-offs to average loans
   outstanding during the period ...................       0.17%        0.24%        0.21%

Allowance for loan losses to nonperforming loans ...     353.44%      284.50%      284.59%

      The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                            At June 30,
                                             --------------------------------------------------------------------------
                                                    2004                       2003                       2002
                                             --------------------       --------------------       --------------------
                                                           % of                       % of                       % of
                                                         Loans in                   Loans in                   Loans in
                                                           Each                       Each                       Each
                                                         Category                   Category                   Category
                                                         to Total                   to Total                   to Total
                                             Amount        Loans        Amount        Loans        Amount        Loans
                                             ------      --------       ------      --------       ------      --------
                                                                       (Dollars in thousands)
Mortgage loans .......................       $  374        50.15%       $  419        51.13%       $  398        58.26%
Consumer and other loans .............          504        43.88           532        41.46           363        33.89
Commercial loans .....................          200         5.97           150         7.41            70         7.85
Unallocated ..........................           --          N/A            --          N/A            --          N/A
                                             ------       ------        ------       ------        ------       ------

   Total allowance for loan losses ...       $1,078       100.00%       $1,101       100.00%       $  831       100.00%
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

      First Federal's management determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include First Federal's liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on First Federal's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Board of Directors ratifies all investment purchases at its first meeting subsequent to the transactions.

      First Federal purchases investments to provide necessary liquidity for day-to-day operations and to manage First Federal's interest rate risk and overall credit risk profile. In addition, First Federal may, from time to time, purchase investment securities using wholesale funds in a strategy of leveraging First Federal's strong capital position to generate additional net interest income. First Federal has limited its purchases under these leveraging strategies to mortgage-backed securities and federal agency debt securities.

      First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage-backed securities generally entitle First Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Fannie Mae and Freddie Mac certificates are guaranteed by Fannie Mae and Freddie Mac. Approximately 29.1% of First Federal's mortgage-backed securities are real estate mortgage investment conduits ("REMICs"), which are created by redirecting the cash flows from a pool of mortgages or mortgage-backed securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of First Federal prohibit the purchase of high risk REMICs. At June 30, 2004, 67.3% of First Federal's mortgage-backed securities were adjustable rate and 32.7% were fixed rate.

      Of First Federal's $67.2 million mortgage-backed securities portfolio at June 30, 2004, $5.5 million had contractual maturities within ten years and $61.7 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

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

      The following table sets forth First Federal's investment securities portfolio at carrying value at the dates indicated.

                                                            At June 30,
                                                   -----------------------------
                                                     2004       2003       2002
                                                   -------    -------    -------
                                                          (In thousands)
Available for sale:
U.S. Government agency obligations ............    $ 9,664    $    --    $    --
Corporate obligations .........................         --         --        440
Mortgage-backed securities ....................     56,449     14,376      2,374
                                                   -------    -------    -------
   Total available for sale ...................     66,113     14,376      2,814

Held to maturity:
Mortgage-backed securities ....................      9,396     17,581     34,988
                                                   -------    -------    -------
   Total held to maturity .....................      9,396     17,581     34,988
                                                   -------    -------    -------
      Total ...................................    $75,509    $31,957    $37,802
                                                   =======    =======    =======

      The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities) which had an aggregate book value in excess of 10% of First Federal's retained earnings at the date indicated.

                                                                           At June 30,
                                                           -------------------------------------------
                                                                  2004                    2003
                                                           -------------------     -------------------
                                                           Carrying     Market     Carrying     Market
                                                            Value       Value       Value       Value
                                                           --------     ------     --------     ------
                                                                          (In thousands)
Washington Mutual 2004 AR1 Mortgage-Backed Security ..      $2,656      $2,644      $6,463      $6,468
Wells Fargo 2003-M A1 Mortgage Backed Security .......       3,531       3,516          --          --
                                                            ------      ------      ------      ------
           Total .....................................      $6,187      $6,160      $6,463      $6,468
                                                            ======      ======      ======      ======

      The Washington Mutual security is a mortgage loan asset-backed security issued and serviced by Washington Mutual, a Washington corporation, and represents undivided ownership interests in a pool of closed-end mortgage loans containing risks consistent with the risks inherent with mortgage-backed securities. This security has been rated AAA by Standard & Poor's Ratings Services and Aaa by Moody's Investor's Service, Inc.

      The Wells Fargo security is a mortgage loan asset-backed security issued and serviced by Wells Fargo & Company, a Delaware corporation, and represents undivided ownership interests in a pool of closed-end mortgage loans containing risks consistent with the risks inherent with mortgage-backed securities. This security has been rated AAA by Standard & Poor's Rating Services and AAA by Fitch.

      The following table sets forth the maturities and weighted average yields of the securities in First Federal's investment securities portfolio at June 30, 2004. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                               More Than            More Than
                                         One Year               One to               Five to              More Than
                                         or Less              Five Years            Ten Years             Ten Years
                                    -----------------     -----------------     -----------------     -----------------
                                     Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                                    -------     -----     -------     -----     -------     -----     -------     -----
                                                                   (Dollars in thousands)
Available for sale:
U.S. Government agency
   obligations ................     $    --       --%     $    --       --%     $ 8,826     4.48%     $   968     4.47%
Corporate obligations .........          --       --           --       --           --       --           --       --
Mortgage-backed securities ....          59     7.31        1,228     3.81           --       --       56,506     4.33
                                    -------     ----      -------     ----      -------     ----      -------     ----
   Total available for sale ...          59     7.31        1,228     3.81        8,826     4.48       57,474     4.34

Held to maturity:
U.S. Government agency
   obligations ................          --       --           --       --           --       --           --       --
Corporate obligations .........          --       --           --       --           --       --           --       --
Mortgage-backed securities ....         360     3.88        2,216     3.59        1,663     3.91        5,157     5.27
Commercial paper ..............          --       --           --       --           --       --           --       --
                                    -------     ----      -------     ----      -------     ----      -------     ----
   Total held to maturity .....         360     3.88        2,216     3.59        1,663     3.91        5,157     5.27
                                    -------     ----      -------     ----      -------     ----      -------     ----
         Total ................     $   419     4.36%     $ 3,444     3.67%     $10,489     4.39%     $62,631     4.41%
                                    =======     ====      =======     ====      =======     ====      =======     ====

      The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                             At June 30, 2004
                                                           ---------------------
                                                                     Floating or
                                                            Fixed     Adjustable
                                                            Rates       Rates
                                                           -------   -----------
                                                              (In thousands)
            Available for sale:
               U.S. Government agency obligations ......   $ 9,664          --
               Corporate obligations ...................        --          --
               Mortgage-backed securities ..............    17,244      39,205
                                                           -------     -------
                  Total available for sale .............    26,908      39,205
            Held to maturity:
               U.S. Government agency obligations ......        --          --
               Corporate obligations ...................        --          --
               Mortgage-backed securities ..............     4,278       5,118
               Commercial paper ........................        --          --
                                                           -------     -------
                  Total held to maturity ...............     4,278       5,118
                                                           -------     -------
                        Total investment securities ....   $31,186     $44,323
                                                           =======     =======

Deposit Activities and Other Sources of Funds

      General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from FHLB-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2004.

      Deposit Accounts. Deposits are attracted from within First Federal's market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, commercial checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, First Federal considers current market interest rates, profitability to First Federal, matching deposit and loan products and its customer preferences and concerns. First Federal generally reviews its deposit mix and pricing weekly. In recent years, First Federal has offered some of the highest deposit rates in its market area in order to compete with larger financial institutions that provide a wider range of products and services. As a means of attracting lower cost funding, First Federal has expanded its demand account programs to include internet banking with online bill pay to all personal and small business customers. First Federal also offers a comprehensive online business banking and cash management product for commercial customers.

      Recently, First Federal began soliciting certificates of deposits through several brokers with the proceeds used primarily to purchase investment securities as part of First Federal's strategy to leverage its strong capital position. The brokered certificates of deposit do not permit early withdrawal and are priced comparably to FHLB advances. Furthermore, the use of brokered certificates of deposit, which may not be offered within the state of Indiana by agreement with the brokers, enables management to target precisely specific terms without impacting the local rate market.

      The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2004. Jumbo certificates of deposit represent minimum deposits of $100,000.

            Maturity Period                                   Amount
            ---------------                               -------------
                                                          (In thousands)

            Three months or less .....................       $ 3,887
            Over three through six months ............         2,556
            Over six through twelve months ...........         7,248
            Over twelve months .......................        60,305
                                                             -------
                  Total ..............................       $73,996
                                                             =======

      The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.

                                              At June 30,
                                    --------------------------------
                                      2004        2003        2002
                                    --------    --------    --------
                                             (In thousands)

            0.00 - 1.99% .......    $ 37,506    $ 16,455    $ 11,220
            2.00 - 2.99% .......      68,423      13,157      10,870
            3.00 - 3.99% .......      18,810      19,753      15,620
            4.00 - 4.99% .......       5,867      14,490      20,615
            5.00 - 5.99% .......       4,909       6,262      10,511
            6.00 - 6.99% .......         375         633       8,752
            7.00 - 7.99% .......          22         154         399
                                    --------    --------    --------
               Total ...........    $135,912    $ 70,904    $ 77,987
                                    ========    ========    ========

      The following table sets forth the amount and maturities of time deposits at June 30, 2004.

                                                        Amount Due
                                  -------------------------------------------------------
                                    Less       One -       Two -      Three -      After
                                    Than        Two        Three       Four        Four
                                  One Year     Years       Years       Years       Years
                                  --------    -------     -------     -------     -------
                                                       (In thousands)
            0.00 - 1.99% ....     $24,179     $13,321     $     6     $    --     $    --
            2.00 -2.99% .....      10,263      41,784      15,644         261         471
            3.00 - 3.99% ....      10,342         750       2,341       4,540         837
            4.00 - 4.99% ....       2,803       1,065         573         580         846
            5.00 - 5.99% ....       3,507         514         657          66         165
            6.00 - 6.99% ....         229         146          --          --          --
            7.00 - 7.99% ....          22          --          --          --          --
                                  -------     -------     -------     -------     -------
               Total ........     $51,345     $57,580     $19,221     $ 5,447     $ 2,319
                                  =======     =======     =======     =======     =======

      The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                             At June 30,
                                 ---------------------------------------------------------------------------------------------------
                                              2004                              2003                              2002
                                 --------------------------------  --------------------------------  -------------------------------
                                             Percent                           Percent                           Percent
                                               of       Increase/                of       Increase/                of      Increase/
                                  Amount      Total     Decrease    Amount      Total     Decrease    Amount      Total    Decrease
                                 --------    -------    ---------  --------    -------    ---------  --------    -------   ---------
                                                                        (Dollars in thousands)
Demand deposits ...............  $ 33,747     18.46%    $  1,134   $ 32,613     28.14%    $  3,315   $ 29,298     24.43%   $  2,707
Savings deposits ..............    13,081      7.16          707     12,374     10.68         (256)    12,630     10.53         472
Certificates which mature:
   Within 1 year ..............    51,345     28.10       11,949     39,396     33.99        1,172     38,224     31.88     (28,809)
   After 1 year, but within
     2 years ..................    57,580     31.51       34,705     22,875     19.74          153     22,722     18.95       6,657
   After 2 years, but within
     5 years ..................    26,215     14.35       18,316      7,899      6.82       (8,755)    16,654     13.89      12,119
   Certificates maturing
      thereafter ..............       772      0.42           38        734      0.63          347        387      0.32         (28)
                                 --------    ------     --------   --------    ------     --------   --------    ------    --------
         Total ................  $182,740    100.00%    $ 66,849   $115,891    100.00%    $ (4,024)  $119,915    100.00%   $ (6,882)
                                 ========    ======     ========   ========    ======     ========   ========    ======    ========

      The following table sets forth the deposit activities of First Federal for the periods indicated.

                                                   Years Ended June 30,
                                           ------------------------------------
                                              2004         2003          2002
                                           ---------    ---------     ---------
                                                      (In thousands)

Beginning balance .....................    $ 115,891    $ 119,915     $ 126,797
Net increase (decrease) before
   interest credited ..................       65,272       (6,153)      (11,899)
Interest credited .....................        1,577        2,129         5,017
                                           ---------    ---------     ---------
Net increase (decrease) in deposits ...       66,849       (4,024)       (6,882)
                                           ---------    ---------     ---------
Ending balance ........................    $ 182,740    $ 115,891     $ 119,915
                                           =========    =========     =========

      Borrowings. First Federal has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2004, First Federal had remaining borrowing capacity of $36.9 million based on available collateral.

      The following table sets forth certain information regarding First Federal's use of FHLB advances during the periods indicated.

                                                      Years Ended June 30,
                                                -------------------------------
                                                  2004        2003        2002
                                                -------     -------     -------
                                                     (Dollars in thousands)

Maximum balance at any month end ...........    $49,667     $40,333     $30,000
Average balance ............................     44,354      32,794      24,973
Period end balance .........................     48,167      40,333      30,000
Weighted average interest rate:
   At end of period ........................       3.29%       4.34%       5.13%
   During the period .......................       4.12%       4.94%       5.42%

Personnel

      As of June 30, 2004, First Federal had 72 full-time employees and eight part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

      First Bancorp's sole subsidiary is First Federal. First Federal has one active subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2004, First Federal's equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generated low-income housing credits of approximately $73,000 per year for the past ten years, with the last of the credits claimed in 2004. The service corporation has a minority interest in a local title company. First Federal has one inactive subsidiary, FFSB Financial Corporation.

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

      Acquisition of First Bancorp. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of First Bancorp's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of First Bancorp. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2004, First Federal met each of its capital requirements.

      Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution within specified time frames that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Over the past fiscal year, FICO payments for SAIF members approximated 1.55 basis points of assessable deposits.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2004, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

      The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Bancorp to its executive officers and directors. However, that act contains a specific exception for loans by First Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2004 of $2.7 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2004 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34.0%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of First Bancorp.

Name                              Age (1)  Position
----                              -------  --------

Michael H. Head ...............     46     President and Chief Executive Officer
Kirby W. King .................     50     Vice President
George J. Smith ...............     48     Treasurer and Chief Financial Officer

----------
(1)   As of June 30, 2004

      The following table sets forth certain information regarding the executive officers of First Federal.

Name                              Age (1)  Position
----                              -------  --------

Michael H. Head................     46     President and Chief Executive Officer
Kirby W. King..................     50     Executive Vice President and Chief
                                            Operating Officer
George J. Smith................     48     Executive Vice President and Chief
                                            Financial Officer
Monica L. Stinchfield..........     48     Senior Vice President
Larry J. Northenor.............     54     Senior Vice President
Dale Holt......................     50     Senior Vice President
Burt King......................     58     Senior Vice President
Richard S. Witte...............     51     Vice President
Christopher Viton..............     41     Vice President
Julie List.....................     33     Vice President

----------
(1)   As of June 30, 2004

      The executive officers of First Bancorp and First Federal are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

      Michael H. Head joined First Federal in 1980. From 1984 to 1994, he served as Vice President and manager of the loan department. In 1994, he became Senior Vice President. In 1996, Mr. Head became Executive Vice President and in 1998 added the title of Chief Operating Officer. In October 2000, Mr. Head was named President and Chief Operating Officer of First Federal. Since 1999, he has served as Vice President of First

Bancorp. In July 2004, Mr. Head was named President and Chief Executive Officer of First Bancorp and First Federal.

      Kirby W. King joined First Federal in January 1999 as Senior Vice President-Consumer Lending and was named Executive Vice President in October 2000. In July 2004, Mr. King was named Vice President of First Bancorp and Executive Vice President and Chief Operating Officer of First Federal. He was previously employed by United Fidelity Bank as Senior Vice President.

      George J. Smith joined First Bancorp and First Federal in July 2001 as Treasurer of First Bancorp and Senior Vice President and Chief Financial Officer of First Federal. In July 2004, Mr. Smith was named as Treasurer and Chief Financial Officer of First Bancorp and Executive Vice President and Chief Financial Officer of First Federal. Previously, he was employed by the OTS for 15 years in financial analyst and examiner positions. Mr. Smith retired from the United States Army Reserve in 2004 following 26 years of service.

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

      Burt King joined First Federal in May 2004 as a Senior Vice President in Commercial Lending. Prior to joining First Federal, Mr. King was employed at Old National Bank in Evansville, Indiana for 30 years, most recently as a Senior Vice President and Regional Mortgage Manager.

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

      Julie List joined First Federal in February of 2000 as Assistant Vice President - Branch Manager of the Green River Road Office and became Deposit Servicing Manager in October of that year. She became Vice President - Deposit Operations in October 2003. Prior to joining First Federal, Ms. List was employed by United Fidelity Bank as an Assistant Vice President.

ITEM 2. DESCRIPTION OF PROPERTY

      First Federal currently conducts its business through its seven full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. The net book value of the land, buildings, furniture, fixtures and equipment owned by First Federal was $2.7 million as of June 30, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      First Bancorp's common stock is listed on the Nasdaq National Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 389 stockholders of record as of July 31, 2004. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each of the fiscal quarter's in the years ended June 30, 2004 and 2003.

                                          High         Low      Dividends
                                         ------      ------     ---------
            Fiscal 2003:
                First Quarter .....      $15.38      $13.95      $ 0.17
                Second Quarter ....       15.24       14.00          --
                Third Quarter .....       17.84       14.40        0.23
                Fourth Quarter ....       18.99       16.05          --
            Fiscal 2004:
                First Quarter .....      $20.95      $18.03      $ 0.27
                Second Quarter ....       21.12       19.32          --
                Third Quarter .....       23.40       20.00       0.285
                Fourth Quarter ....       21.32       19.05          --

      The following table reports information regarding stock repurchases of First Bancorp's common stock during the fourth quarter of 2004 and the stock repurchase plans approved by its Board of Directors.

                                                                                          (d)
                                                                  (c)              Maximum Number (or
                                                             Total Number of       Appropriate Dollar
                               (a)                          Shares (or units)     Value) of Shares (or
                          Total number          (b)           Purchased as       units) that May Yet Be
                          of Shares (or    Average Price    Part of Publicly       Purchased Under the
                              Units)       Paid per Share   Announced Plans             Plans or
   Period                   Purchased        (or Unit)        or Programs            Programs(1)(2)
   ------                 -------------    --------------   -----------------    ----------------------
Month #1                        --               --                --                    70,906
April 1, 2004
through
April 30, 2004

Month #2                        --               --                --                    70,906
May 1, 2004
through
May 31, 2004

Month #3                        --               --                --                    70,906
June 1, 2004
through
June 30, 2004

----------
(1) On February 19, 2003, First Bancorp announced the adoption of a stock repurchase program to acquire up to 166,175, or 10%, of First Bancorp's outstanding shares of common stock.

(2) No repurchase plan or program has expired or been terminated during the fourth quarter of 2004.

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

      First Bancorp's second source of pre-tax income is noninterest income. This includes fee income (the compensation First Bancorp receives from providing products and services) and gains on the sale of loans. Most of First Bancorp's fee income comes from service charges and overdraft fees. Other items of noninterest income include the increase in the cash surrender value of life insurance polices.

      First Bancorp may occasionally recognize a gain or loss as a result of the sale of investment securities or foreclosed real estate. These gains and losses are not a regular part of First Bancorp's income.

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

Operating Strategy

      First Federal's strategy is to operate as an independent, community-oriented financial institution dedicated to meeting the credit and deposit needs of consumers and small businesses in its market area. First Federal's operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal's current business strategy includes an emphasis on building its mortgage loan, consumer loan, commercial loan and loan servicing portfolios. First Federal also intends to maintain a substantial investment portfolio consisting primarily of federal agency and investment grade mortgage-backed securities. In addition, First Federal continues to seek business and personal deposit growth from within the communities it serves.

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

      Mortgage Servicing Rights. Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Comparison of Financial Condition at June 30, 2004 and June 30, 2003

      Total consolidated assets grew $75.6 million, or 40.1%, to $264.1 million at June 30, 2004, from $188.5 million at June 30, 2003. Investment securities and loans accounted for nearly all the growth. Wholesale resources, including advances from the Federal Home Loan Bank (FHLB) of Indianapolis and brokered deposits, funded the majority of the asset growth.

      Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the FHLB, increased $3.5 million, or 76.1%, to $8.1 million at June 30, 2004, from $4.6 million at June 30, 2003. The total of investment securities and certificates of deposit in other financial institutions increased $43.1 million to $76.5 million at June 30, 2004, from $33.4 million at the preceding fiscal year end. The growth of the investment portfolio, which consisted largely of mortgage backed securities issued and guaranteed by government sponsored enterprises, was aimed at improving net interest income through more effectively leveraging First Bancorp's strong capital base.

      Gross loans grew $27.1 million, or 19.3%, to $167.6 million at June 30, 2004, from $140.5 million at June 30, 2003. Mortgage loans, including home equity lines of credit, accounted for $14.8 million of the growth in the loan portfolio while consumer loans contributed another $14.3 million to the increase in loans. Commercial business loans contracted $2.0 million during the same period. Net of loans-in-process, deferred fees and costs, and the allowance for loans losses, loans grew 20.5% to $162.7 million in fiscal 2004.

      Although First Federal continues to be a strong mortgage lender, the consumer lending operation has contributed significantly to loan production in recent years. First Federal originated $72.0 million of indirect automobile loans in fiscal 2004, of which $32.5 million were sold. At 54.7%, the retention rate for indirect automobile loan production in fiscal 2004 was in line with the preceding fiscal year. Management intends to continue selling 30% to 50% of indirect automobile loan production contingent upon maintaining compliance with regulatory investment limitations.

      At $1.1 million, the allowance for loan losses at June 30, 2004, decreased $23,000 from the preceding fiscal year end. Relative to total loans, the allowance for loan losses decreased to 0.66% at the end of fiscal 2004 from 0.81% a year earlier. At the same time, nonperforming loans declined to 0.19% of total loans at June 30, 2004, from 0.28% of total loans at June 30, 2003. The ratio of the allowance for loan losses to total nonperforming loans was 353.4% at June 30, 2004, compared to 284.5% at June 30, 2003.

      Federal Home Loan Bank stock increased to $2.7 million at June 30, 2004, from $2.2 million a year earlier. The additional advances obtained this past fiscal year mandated the increased level of FHLB stock. Other assets increased 11.9% to $9.4 million at June 30, 2004, from $8.4 million at June 30, 2003. This increase was attributed primarily to an increase in deferred tax assets and residual interests associated with the sale of indirect automobile loans.

      Total deposits increased $66.8 million, or 57.6%, to $182.7 million at June 30, 2004, from $115.9 million at June 30, 2003. This change consisted of a $65.0 million net inflow of certificate accounts, which included $60.9 million of brokered funds, plus $1.8 million of growth in demand and savings accounts. Borrowings from the FHLB increased to $48.2 million at June 30, 2004, from $40.3 million at June 30, 2003. The proceeds from these activities were used to fund loan demand and investment purchases.

      Notwithstanding $305,000 of net income, total stockholders' equity decreased $938,000 to $29.0 million at June 30, 2004, from $29.9 million at June 30, 2003. The largest components of the decline were the nearly $900,000 of dividends paid in fiscal 2004 and an $860,000 increase in unrealized losses, adjusted for deferred taxes, on the portfolio of available-for-sale securities. First Bancorp also reacquired 21,000 shares of its stock in fiscal 2004 at a total cost of $421,000. During the same period, First Bancorp reissued 42,722 shares on the exercise of options at an average exercise price of $9.13 per share. In addition, the allocation of ESOP shares, the vesting of restricted stock awards, and the tax benefit associated with these programs added $308,000, $157,000, and $83,000, respectively, to stockholders' equity.

Comparison of Operating Results for the Years Ended June 30, 2004 and 2003

      General. At $305,000, net income for the year ended June 30, 2004, decreased $1.3 million or 81.4% from the year ended June 30, 2003. Although net interest income declined only slightly between the comparative fiscal years, noninterest income fell moderately in fiscal 2004 while noninterest expenses were substantially higher due, in large part, to costs associated with the withdrawal from First Bancorp's defined benefit pension plan. As a result, the return on average assets declined to 0.14% for fiscal 2004 compared to 0.89% the preceding year. The return on average equity dropped to 1.01% for fiscal 2004 from 5.41% in fiscal 2003.

      Net Interest Income. First Bancorp generated net interest income of $6.0 million in the year ended June 30, 2004, a decrease of $127,000, or 2.1%, from the year ended June 30, 2003.

      Total interest income decreased $128,000 to $10.8 million for the year ended June 30, 2004, compared to $10.9 million for the year ended June 30, 2003. Interest income from loans declined slightly to $8.7 million in fiscal 2004 from $8.9 million in fiscal 2003 as strong loan production largely compensated for lower yields. Net loans outstanding averaged $144.6 million with an average yield of 6.05% in fiscal 2004 compared with an average balance of $123.3 million and an average yield of 7.25% in fiscal 2003. Interest income from investment securities, which are comprised primarily of mortgage-backed instruments, increased $209,000 between the comparable fiscal years as the average balance of this portfolio grew to $48.7 million from $32.2 million. However, the yield on the investment securities portfolio fell to 3.81% for fiscal 2004 from 5.11% in fiscal 2003 due to rapid principal repayments on the more seasoned, higher yielding investments and the impact of the continued low interest rate environment. Similarly, the aggregate interest income on institutional deposits and miscellaneous investments decreased $136,000.

      Despite significant growth of interest-bearing liabilities, total interest expense remained virtually unchanged at $4.7 million for both fiscal years 2004 and 2003. Deposits averaged $139.0 million in fiscal 2004 compared to $117.9 million in fiscal 2003, and the average cost of those deposits declined to 2.01% from 2.55% for the respective periods as market interest rates remained low. In addition, the average cost of FHLB advances dropped to 4.12% on an average balance of $44.4 million during fiscal 2004 from 4.94% on a $32.8 million average balance the preceding fiscal year.

      Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The provision for loan losses was $227,000 for the year ended June 30, 2004, compared to $563,000 for the preceding year. In addition to $360,000 of routine provisions for new production, the fiscal 2004 total included the recapture of $133,000 of allowances on $25.5 million of automobile loans reclassified as "held for sale" and subsequently sold.

      The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to First Bancorp's portfolio. However, because delinquency and charge-off trends have stabilized, management determined that a lower level of provisions was warranted. For example, nonperforming loans represented 0.19% of total loans at June 30, 2004, compared to 0.28% a year earlier. Additionally, net charge-offs were down to $249,000 in fiscal 2004 versus $293,000 in fiscal 2003. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      Noninterest Income. At $1.9 million, noninterest income for the year ended June 30, 2004, decreased 13.6% from the $2.2 million posted in fiscal 2003. Lower mortgage banking revenues were primarily responsible for the decline as the heavy refinancing activity in fiscal 2003 subsided this past year. For the year ended June 30, 2004, First Bancorp sold $8.3 million of mortgage loans at a gain of $154,000 compared to $19.4 million of sales at a $630,000 gain in fiscal 2003. First Bancorp also recognized gains of $482,000 and $452,000, respectively, on sales of consumer loans during the past two fiscal years. The cash surrender value of bank-owned life insurance added $224,000 in fiscal 2004 compared to $214,000 the preceding year. Service charges on deposit accounts plus pass-through fees related to ATM and POS processing increased modestly in fiscal 2004. Fees for servicing loans increased approximately 54.3% to $338,000 for the year ended June 30, 2004, from $219,000 the preceding twelve months.

      Noninterest Expense. Total noninterest expense increased to $7.4 million in fiscal 2004 from $5.5 million in fiscal 2003, an increase of 34.5%. Compensation and employee benefits totaled $4.9 million for the year ended June 30, 2004, compared to $3.3 million in fiscal 2003. The most significant contributor to the increased personnel expenses was the $1.1 million charge recognized upon First Bancorp's withdrawal from the defined benefit pension plan. The decision to withdraw from the pension plan was based on the size and volatility of prospective required contributions. For example, contributions in fiscal 2004 totaled $273,000 compared to just $9,000 in fiscal 2003. Wages and salaries increased $183,000 due to personnel additions together with routine pay increases. In addition, ESOP contributions and medical insurance premiums increased $72,000 and $26,000, respectively.

      Equipment expense increased $39,000, or 11.8%, to $369,000 for the year ended June 30, 2004, from $330,000 for the year ended June 30, 2003. The largest component of the change was a $35,000 increase in software licensing expenses.

      The amortization of intangible assets, which is associated with two branches purchased in November 2000, decreased $20,000 between the comparative fiscal years as First Bancorp ceased the amortization of goodwill upon adopting FAS 147 effective October 1, 2002. Such amortization totaled $19,000 in the quarters preceding the adoption of FAS 147. A scheduled reduction in the amortization of the core deposit component accounted for the balance of the change. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses increased to $315,000 for the year ended June 30, 2004, a 30.5% increase from the preceding fiscal year. Greater activity, higher maintenance fees, and expenses associated with the introduction of online banking were responsible for change.

      Other noninterest expenses increased to $1.3 million for fiscal 2004 from $1.1 million in fiscal 2003. The increase was due in large part to a $118,000 prepayment penalty on a $5.0 million Federal Home Loan Bank advance. Additionally, advertising expenses rose 53.1% to $173,000 in fiscal 2004 from $113,000 in fiscal 2003. The increase was attributed to a greater emphasis on marketing and expanded use of available advertising media.

      Income Tax Expense. First Bancorp reported a $26,000 income tax benefit for the fiscal year ended June 30, 2004, compared to a $710,000 income tax expense in fiscal 2003. Effective tax rates for the comparative years were (9.5%) and 30.2%, respectively. Effective tax rates for both years are below statutory rates due, in part, to tax credits from investments in low income housing projects that totaled $67,000 and $73,000 for the respective fiscal years, changes in the cash surrender values of company-owned life insurance policies, and the apportionment rules applicable to state income taxes. The low income housing tax credits expired in 2004.

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

      Provision for Loan Losses. The provision for loan losses was $563,000 for the year ended June 30, 2003, compared to $404,000 for fiscal 2002. During fiscal 2003, First Bancorp allocated $21,000 of the provisions for mortgage loans, $462,000 for consumer loans, and $80,000 for commercial non-mortgage loans.

      The provision for the year ended June 30, 2003, reflected the continued growth of the gross consumer and commercial nonmortgage loan portfolios. The consumer portfolio, which consisted largely of automobile loans, grew $17.6 million in fiscal 2003 while commercial and mortgage loans increased $2.5 million and $137,000, respectively. Management also considered the rising charge-off trend in determining the proper level of provisions. Net charge-offs for the year ended June 30, 2003, were $293,000 compared to $234,000 for the previous fiscal year.

      Noninterest Income. Noninterest income totaled $2.2 million for the year ended June 30, 2003, compared to $1.6 million for fiscal 2002, an increase of 37.5%. Much of the increase was attributed to net gains on loan sales, particularly mortgage loans, which rose to $1.1 million in fiscal 2003 from $734,000 in fiscal 2002. During fiscal 2003, mortgage and consumer loan sales totaled $19.4 million and $26.8 million, respectively. First Bancorp also recognized a gain of $63,000 in fiscal 2003 on the sale of a single investment security. No such sales occurred the previous year. The cash surrender value of bank-owned life insurance increased to $214,000 in fiscal 2003 from $136,000 the preceding year due to additional policies purchased in conjunction with a supplemental executive retirement program. Pass-through fees related to ATM and POS processing increased $29,000 or 18.4% between the comparative years due to greater usage. First Bancorp also recognized greater loan fee income and improved earnings from subsidiary operations in fiscal 2003.

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

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, decreased $66,000 between the comparative fiscal years as First Bancorp ceased the amortization of goodwill upon adopting FAS 147 effective October 1, 2002. A core deposit intangible continues to be amortized.

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

Average Balances, Interest and Average Yields/Cost

      The following table sets forth for the years ended June 30, 2004, 2003 and 2002 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                                                 Years Ended June 30,
                                                        ---------------------------------------------------------------------
                                                                      2004                                 2003
                                                        --------------------------------     --------------------------------
                                                                      Interest                             Interest
                                                         Average         and      Yield/      Average         and      Yield/
                                                         Balance      Dividends    Cost       Balance      Dividends    Cost
                                                        --------      ---------   ------     --------      ---------   ------
                                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ...........................     $144,565      $  8,739     6.05%     $123,312      $  8,941     7.25%
   Investment securities ..........................       48,714         1,854     3.81        32,195         1,644     5.11
   Deposits with financial institutions ...........        3,049            56     1.84         7,652           175     2.29
   Federal funds sold .............................        1,299            12     0.92         3,698            50     1.35
   Other ..........................................        2,426           114     4.70         1,670            93     5.57
                                                         -------      --------               --------      --------
      Total interest-earning assets ...............      200,053        10,775     5.39       168,527        10,903     6.47
Non-interest-earning assets .......................       17,220                               15,964
                                                        --------                             --------
      Total assets ................................     $217,273                             $184,491
                                                        ========                             ========

Interest-bearing liabilities:
   Demand and savings accounts ....................     $ 46,275           241     0.52%     $ 45,004           440     0.98%
   Certificates of deposit ........................       92,756         2,557     2.76        72,916         2,572     3.53
                                                         -------      --------               --------      --------
      Total deposits ..............................      139,031         2,798     2.01       117,920         3,012     2.55
   Borrowings .....................................       44,354         1,826     4.12        37,794         1,621     4.94
   Other ..........................................        1,056           103     9.75           986            95     9.63
                                                         -------      --------               --------      --------
      Total interest-bearing liabilities ..........      184,441         4,727     2.56       151,700         4,728     3.12
Non-interest-bearing liabilities ..................        2,725                                2,440
Stockholders' equity ..............................       30,107                               30,351
                                                        --------                             --------
      Total liabilities and stockholders' equity ..     $217,273                             $184,491
                                                        ========                             ========

Net interest income ...............................                   $  6,048                             $  6,175
                                                                      ========                             ========
Interest rate spread (2) ..........................                                2.83%                                3.35%
Net interest margin (3) ...........................                                3.02%                                3.66%
Ratio of average interest-earning assets to
   average interest-bearing liabilities ...........       108.46%                              111.09%

                                                              Years Ended June 30,
                                                        --------------------------------
                                                                      2002
                                                        --------------------------------
                                                                      Interest
                                                         Average         and      Yield/
                                                         Balance      Dividends    Cost
                                                        --------      ---------   ------
                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ...........................     $111,310      $  8,739     7.85%
   Investment securities ..........................       45,033         2,623     5.82
   Deposits with financial institutions ...........       10,072           241     2.39
   Federal funds sold .............................          819            19     2.32
   Other ..........................................        1,258            82     6.52
                                                        --------      --------
      Total interest-earning assets ...............      168,492        11,704     6.95
Non-interest-earning assets .......................       14,990
                                                        --------
      Total assets ................................     $183,482
                                                        ========

Interest-bearing liabilities:
   Demand and savings accounts ....................     $ 40,626           599     1.47%
   Certificates of deposit ........................       83,505         3,961     4.74
                                                        --------      --------
      Total deposits ..............................      124,131         4,560     3.67
   Borrowings .....................................       24,973         1,353     5.42
   Other ..........................................          915            87     9.51
                                                        --------      --------
      Total interest-bearing liabilities ..........      150,019         6,000     4.00
Non-interest-bearing liabilities ..................        2,110
Stockholders' equity ..............................       31,353
                                                        --------
      Total liabilities and stockholders' equity ..     $183,482
                                                        ========

Net interest income ...............................                   $  5,704
                                                                      ========
Interest rate spread (2) ..........................                                2.95%
Net interest margin (3) ...........................                                3.39%
Ratio of average interest-earning assets to
   average interest-bearing liabilities ...........       112.31%

----------
(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(2) Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)   Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2004, 2003 and 2002. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                          2004 vs. 2003                          2003 vs. 2002
                                                ---------------------------------      ---------------------------------
                                                Increase (Decrease)                    Increase (Decrease)
                                                       Due to                                 Due to
                                                --------------------                   --------------------
                                                 Rate        Volume         Net         Rate        Volume         Net
                                                -------      -------      -------      -------      -------      -------
                                                                             (In thousands)
Interest-earning assets:
   Loans receivable, net ..................     $(1,613)     $ 1,411      $  (202)     $  (698)     $   900      $   202
   Investment securities ..................        (490)         700          210         (296)        (683)        (979)
   Deposits with financial institutions ...         (29)         (90)        (119)         (10)         (56)         (66)
   Federal funds sold .....................         (12)         (26)         (38)         (11)          42           31
   Other ..................................         (16)          37           21          (13)          24           11
                                                -------      -------      -------      -------      -------      -------
      Total net change in income on
         interest-earning assets ..........      (2,160)       2,032         (128)      (1,028)         227         (801)
Interest-bearing liabilities:
   Demand and savings accounts ............        (211)          12         (199)        (218)          59         (159)
   Certificates of deposit ................        (630)         615          (15)        (929)        (460)      (1,389)
                                                -------      -------      -------      -------      -------      -------
      Total deposits ......................        (841)         627         (214)      (1,147)        (401)      (1,548)
   Borrowings .............................        (302)         507          205         (127)         395          268
   Other ..................................           1            7            8            1            7            8
      Total net change in expense on
         Interest-bearing liabilities .....      (1,142)       1,141           (1)      (1,273)           1       (1,272)
                                                -------      -------      -------      -------      -------      -------
Net change in net interest income .........     $(1,018)     $   891      $  (127)     $   245      $   226      $   471
                                                =======      =======      =======      =======      =======      =======

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

      The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2004 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                         Interest Rate Sensitivity of Net Portfolio Value
                   -----------------------------------------------------------
                                                             Portfolio Value
  Basis Point               Net Portfolio Value                 of Assets
    ("bp")         ------------------------------------    -------------------
Change in Rates    $ Amount       $ Change     % Change    NPV Ratio    Change
---------------    --------       --------     --------    ---------    ------
                                        (Dollars in thousands)

     +300bp        $ 14,652       $(13,649)      (48)%        5.97%     (469)bp
     +200            19,508         (8,793)      (31)         7.73      (293)
     +100            24,258         (4,043)      (14)         9.36      (130)
        0            28,301             --        --         10.66        --
     -100            30,361          2,060         7         11.23        57

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

      Management has sought to decrease the average maturity of its assets by:

      (1) offering a variety of adjustable-rate residential mortgage, consumer and commercial loans, all of which are retained by First Federal for its portfolio;

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

Liquidity and Capital Resources

      First Federal's principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits. While scheduled payments from the amortization of loans, investment securities and interest-bearing time deposits are relatively predictable sources of funds, deposit flows and loan or investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has generally been able to generate sufficient cash through its deposits. Funds borrowed from the FHLB and deposits obtained through brokers are generally matched against higher yielding assets of like amounts with similar maturities to provide a built-in margin of interest to First Federal.

      First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest- earning assets to provide liquidity to meet these needs. At June 30, 2004, cash and cash equivalents totaled $8.1 million, or 3.07% of total assets. At June 30, 2004, First Federal had outstanding commitments to originate loans of $4.9 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $51.3 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which could result in an increase in interest expense to the extent that the average rate paid on such advances sometimes exceeds the average rate paid on deposits of similar duration.

      The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. Purchases, net of proceeds from maturities, of investment securities and principal payments received on mortgage-backed and related securities, totaled $45.2 million for the year ended June 30, 2004, while loan originations in excess of repayments and sales totaled $27.9 million.

      First Federal's most significant financing activities are deposit accounts and FHLB borrowings. Deposit growth, primarily due to brokered certificates of deposit, provided $66.8 million during the year. Additional FHLB borrowings of $7.8 million was the other primary source of cash during 2004.

      On February 19, 2003, the Company announced a stock repurchase program to acquire up to 166,175, or 10%, of the Company's outstanding shares of common stock. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of June 30, 2004, First Bancorp had repurchased 95,269 shares under the current program. The repurchase program is not expected to effect First Federal's status as a well-capitalized institution or negatively impact First Bancorp's liquidity position. See "Item 5 - Market for Common Equity and Related Stockholder Matters" for additional information regarding the Company's stock repurchases.

      Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2004, First Federal had approximately $36.9 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2004, First Federal had $48.2 million of borrowings from the FHLB.

           The following tables disclose contractual obligations of First Bancorp as of June 30, 2004 (in thousands):

                                                         Payments due by period
                                    ----------------------------------------------------------------
                                                 Less Than       1 - 3         3 - 5       More than
Contractual Obligations              Total        1 Year         Years         Years        5 Years
-----------------------             -------      ---------      -------       -------      ---------
Short-Term Advances .........       $12,500       $12,500       $    --       $    --       $    --
Long-Term Debt ..............        35,667         5,667        10,000            --        20,000
                                    -------       -------       -------       -------       -------
Total .......................       $48,167       $18,167       $10,000       $    --       $20,000
                                    =======       =======       =======       =======       =======

      OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2004, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.84%, 9.85% and 15.09%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision
- Federal Savings Institution Regulation - Capital Requirements."

Off-Balance Sheet Arrangements

      In the normal course of operations, First Bancorp engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

      For the year ended June 30, 2004, First Bancorp engaged in no off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Impact of Accounting Pronouncements and Regulatory Policies

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. On December 17, 2003, the FASB revised FIN 46 and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004 (FIN 46R). For special-purpose entities, however, FIN 46 was required to be applied as of December 31, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's Consolidated Financial Statements.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard is not expected to have a material effect on the Company's Condensed Consolidated Financial Statements.

      In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosure about Pension and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original pronouncement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement is effective for fiscal years ending after December 15, 2003. The disclosures in Note 17 in the consolidated financial statements included in this report, incorporate the requirements of SFAS No. 132 (revised).

      In March 2004, the Emerging Issues Task Force ratified Issue No. 03-1, "The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The recognition and measurement provisions of EITF 03-1 as oringinally issued are effective for reporting periods beginning after June 15, 2004. The effective date of paragraph 16 of this issue, which deals with debt securities that are impared soley because of interest rate and/or sector spread increases, has been delayed until a FASB staff position addressing this paragraph has been issued. The adoption of EITF 03-1 is not expected to have a material impact on our consolidated financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROL AND PROCEDURES

      First Bancorp's management, including First Bancorp's principal executive officer and principal financial officer, have evaluated the effectiveness of First Bancorp's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, First Bancorp's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that First Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to First Bancorp's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 17, 2004, and to Part I,
Item 1, "Description of Business - Executive Officers of the Registrant" of this report. The information relating to the directors and officers compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference to First Bancorp's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 17, 2004.

      First Bancorp has adopted a Code of Business Conduct that applies to First Bancorp's directors, executive officers and all other employees. A copy of First Bancorp's Code of Business Conduct is available to any person without charge, upon written request made to the Corporate Secretary at 2200 West Franklin Street, Evansville, Indiana 47712.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 17, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in First Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 2004.

Equity Compensation Plan Information as of June 30, 2004

--------------------------------------------------------------------------------------------------------------
Plan category                    Number of securities         Weighted-average         Number of securities
                                 to be issued upon            exercise price of        remaining available for
                                 exercise                     outstanding options,     future issuance under
                                 of outstanding options,      warrants and rights      equity compensation
                                 warrants and rights                                   plans (excluding
                                                                                       securities reflected in
                                                                                       column (a))

                                 (a)                          (b)                      (c)
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                         174,751                    $11.84                     46,276
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                              --                        --                         --
--------------------------------------------------------------------------------------------------------------
Total                                    174,751                    $11.84                     46,276
--------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 17, 2004.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following documents are filed as part of this report.

            (1)   Financial Statements

                  o     Independent Auditors' Report

                  o     Consolidated Balance Sheets as of June 30, 2004 and 2003

                  o Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002

                  o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002

                  o Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

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

                  4.0 Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)

                  10.1 First Federal Savings Bank Employee Stock Ownership Plan Trust Agreement(2)

                  10.2 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Harold Duncan(2)

                  10.3 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)

                  10.4 First Federal Savings Bank Employee Severance Compensation Plan, as amended and restated

                  10.5 First Federal Savings Bank Director Deferred Compensation Plan(1)

                  10.6 First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan, as amended

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

      (b)   Reports on Form 8-K

            (1) On April 16, 2004, First Bancorp furnished a Form 8-K reporting financial results for the fiscal quarter ended March 31, 2004.

            (2) On June 17, 2004, First Bancorp filed a Form 8-K announcing the retirement of President and Chief Executive Officer, Harold Duncan, effective July 1, 2004, and naming Michael H. Head to succeed Mr. Duncan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is incorporated herein by reference to First Bancorp's Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on November 17, 2004.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First Bancorp of Indiana, Inc.


Date: September 24, 2004                By: /s/ Michael H. Head
                                            -----------------------------
                                            Michael H. Head
                                            President and Chief Executive
                                            Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Michael H. Head                 President, Chief Executive Officer        September 24, 2004
-------------------------------
Michael H. Head                     and Director
                                    (principal executive officer)


/s/ George J. Smith                 Treasurer and Chief Financial Officer     September 24, 2004
-------------------------------
George J. Smith                     (principal financial
                                    and accounting officer)


/s/ Harold Duncan                   Chairman of the Board                     September 24, 2004
-------------------------------
Harold Duncan


/s/ Timothy A. Flesch               Director                                  September 24, 2004
-------------------------------
Timothy A. Flesch


/s/ David E. Gunn                   Director                                  September 24, 2004
-------------------------------
David E. Gunn


/s/ Daniel L. Schenk                Director                                  September 24, 2004
-------------------------------
Daniel L. Schenk


/s/ E. Harvey Seaman, III           Director                                  September 24, 2004
-------------------------------
E. Harvey Seaman, III


/s/Jerome A. Ziemer                 Director                                  September 24, 2004
-------------------------------
Jerome A. Ziemer


                         First Bancorp of Indiana, Inc.

            Accountants' Report and Consolidated Financial Statements

                          June 30, 2004, 2003 and 2002

                                [LOGO OF BKD LLP]

                         First Bancorp of Indiana, Inc.
                          June 30, 2004, 2003 and 2002

Contents

    Independent Accountants' Report............................................1

    Consolidated Financial Statements

        Balance Sheets.........................................................2

        Statements of Income...................................................3

        Statements of Stockholders' Equity.....................................4

        Statements of Cash Flows...............................................6

        Notes to Financial Statements..........................................8

[LOGO OF BKD, LLP]

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
   and Stockholders
First Bancorp of Indiana, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of First Bancorp of Indiana, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp of Indiana, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                                /s/ BKD LLP

Evansville, Indiana
July 23, 2004

                         First Bancorp of Indiana, Inc.
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003

Assets
                                                                                  2004                2003
                                                                              ---------------------------------
        Cash and due from banks                                               $   2,886,086       $   3,065,550
        Interest-bearing demand deposits with banks                               3,918,784           1,458,615
        Federal funds sold                                                        1,290,000              65,000
                                                                              -------------       -------------
               Cash and cash equivalents                                          8,094,870           4,589,165
        Interest-bearing deposits                                                   943,789           1,429,468
        Available-for-sale securities                                            66,113,319          14,376,434
        Held-to-maturity securities                                               9,396,072          17,580,714
        Loans, net of allowance for loan losses of $1,078,000
          and 1,101,000 at June 30, 2004 and 2003, respectively                 162,687,300         135,022,050
        Premises and equipment                                                    2,720,106           2,827,241
        Federal Home Loan Bank stock                                              2,677,200           2,200,000
        Goodwill                                                                  1,786,297           1,786,297
        Core deposit intangible                                                     238,790             314,840
        Other assets                                                              9,407,415           8,380,236
                                                                              -------------       -------------

               Total assets                                                   $ 264,065,158       $ 188,506,445
                                                                              =============       =============

Liabilities and Stockholders' Equity
    Liabilities
        Deposits
           Noninterest-bearing                                                $   6,206,246       $   5,066,247
           Interest-bearing                                                     176,533,610         110,824,311
                                                                              -------------       -------------
               Total deposits                                                   182,739,856         115,890,558
        Short-term borrowings                                                    12,500,000                  --
        Long-term debt                                                           35,666,667          40,333,333
        Advances from borrowers for taxes and insurance                             518,099             659,842
        Other liabilities                                                         3,672,771           1,716,663
                                                                              -------------       -------------

               Total liabilities                                                235,097,393         158,600,396
                                                                              -------------       -------------

    Commitments and Contingencies                                                        --                  --
                                                                              -------------       -------------

    Stockholders' Equity
        Preferred stock, $0.01 par value; authorized and unissued
          1,000,000 shares
        Common stock, $0.01 par value; authorized 9,000,000 shares;
          issued 2004 and 2003 - 2,272,400 shares                                    22,724              22,724
        Additional paid-in capital                                               21,828,080          21,809,683
        Retained earnings                                                        18,344,146          18,939,064
        Accumulated other comprehensive income (loss)
           Unrealized depreciation on available-for-sale securities, net
              of income taxes 2004 - $(557,000); 2003 - $(25,000)                  (908,658)            (48,656)
                                                                              -------------       -------------

                                                                                 39,286,292          40,722,815
        Unreleased employee stock ownership plan shares
           2004 - 98,470 shares; 2003 - 113,620 shares                           (1,005,199)         (1,159,851)
        Unreleased management recognition plan shares
           2004 - 14,349 shares; 2003 - 31,569 shares                              (134,927)           (296,850)
        Treasury stock, at cost
           2004 - 646,086 shares; 2003 - 667,808 shares                          (9,178,401)         (9,360,065)
                                                                              -------------       -------------

               Total stockholders' equity                                        28,967,765          29,906,049
                                                                              -------------       -------------

               Total liabilities and stockholders' equity                     $ 264,065,158       $ 188,506,445
                                                                              =============       =============


See Notes to Consolidated Financial Statements                                 2

                         First Bancorp of Indiana, Inc.
                        Consolidated Statements of Income
                    Years Ended June 30, 2004, 2003 and 2002

                                                         2004              2003             2002
                                                     -----------------------------------------------
Interest Income
    Loans                                            $  8,739,334       $ 8,940,560      $ 8,739,023
    Investment securities                               1,854,070         1,644,738        2,622,701
    Deposits with banks                                    55,649           175,119          241,008
    Federal funds sold                                     12,437            49,631           19,056
    Other                                                 113,856            92,891           82,387
                                                     ------------       -----------      -----------
           Total interest income                       10,775,346        10,902,939       11,704,175
                                                     ------------       -----------      -----------

Interest Expense
    Deposits                                            2,797,957         3,011,620        4,559,877
    Borrowings                                          1,825,611         1,621,607        1,353,285
    Other                                                 103,414            94,796           87,193
                                                     ------------       -----------      -----------
           Total interest expense                       4,726,982         4,728,023        6,000,355
                                                     ------------       -----------      -----------

Net Interest Income                                     6,048,364         6,174,916        5,703,820

Provision for Loan Losses                                 226,845           563,000          404,000
                                                     ------------       -----------      -----------
Net Interest Income After Provision for
   Loan Losses                                          5,821,519         5,611,916        5,299,820
                                                     ------------       -----------      -----------
Noninterest Income
    Service charges on deposit accounts                   360,068           353,294          378,742
    Net gains on sales of loans                           636,059         1,081,601          733,692
    Net gain on sales of investment securities                 --            62,776               --
    ATM transaction and POS interchange fees              191,597           185,463          156,662
    Increase in cash surrender value of life
      insurance                                           224,327           214,311          135,598
    Other                                                 476,012           346,621          221,352
                                                     ------------       -----------      -----------

           Total noninterest income                     1,888,063         2,244,066        1,626,046
                                                     ------------       -----------      -----------
Noninterest Expense
    Salaries and employee benefits                      3,818,343         3,298,343        3,230,491
    Withdrawal from multi-employer pension plan         1,087,000                --               --
    Net occupancy expense                                 287,802           279,113          275,953
    Equipment expense                                     369,173           330,271          283,734
    Data processing fees                                  314,518           241,052          228,613
    Legal and professional fees                           162,080           167,065          150,138
    Amortization of goodwill and intangible
      assets                                               76,050            96,176          162,267
    Other                                               1,316,103         1,092,441          975,245
                                                     ------------       -----------      -----------

           Total noninterest expense                    7,431,069         5,504,461        5,306,441
                                                     ------------       -----------      -----------
Income Before Income Taxes                                278,513         2,351,521        1,619,425

Provision for Income Taxes (Credit)                       (26,499)          710,107          454,396
                                                     ------------       -----------      -----------
Net Income                                           $    305,012       $ 1,641,414      $ 1,165,029
                                                     ============       ===========      ===========
Basic Earnings Per Share                             $       0.21       $      1.10      $      0.73
                                                     ============       ===========      ===========
Diluted Earnings Per Share                           $       0.20       $      1.04      $      0.70
                                                     ============       ===========      ===========


See Notes to Consolidated Financial Statements                                 3

                         First Bancorp of Indiana, Inc.
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2004, 2003 and 2002

                                                                                                 Accumulated
                                                                                                    Other
                                        Comprehensive               Additional                  Comprehensive  Unallocated
                                            Income       Common       Paid-In        Retained       Income         ESOP
                                            (Loss)        Stock       Capital        Earnings       (Loss)        Shares
                                        -----------------------------------------------------------------------------------
Balance, July 1, 2001                                    $22,724   $ 21,868,686    $ 17,272,524    $ 130,220    $(1,469,218)

  Net income                              $ 1,165,029         --             --       1,165,029           --             --
  Dividends on common stock, $0.27
     per share                                     --         --             --        (475,713)          --             --
  Purchase of treasury stock (94,620
     shares)                                       --         --             --              --           --             --
  Exercise of stock options (13,055
     shares)                                       --         --        (53,085)             --           --             --
  Employee Stock Ownership Plan shares
     allocated (15,156 shares)                     --         --         47,693              --           --        154,714
  Management Recognition Plan shares
     allocated (17,220 shares)                     --         --         (4,791)             --           --             --
  Tax benefit of employee benefit plans            --         --         56,820              --           --             --
  Change in unrealized depreciation on
     available-for-sale securities, net
     of income tax benefit of $36,000        (18,605)        --             --              --      (18,605)            --
                                          -----------    -------   ------------    ------------    ---------    -----------

      Comprehensive income                $ 1,146,424
                                          ===========

Balance, June 30, 2002                                    22,724     21,915,323      17,961,840      111,615     (1,314,504)

  Net income                              $ 1,641,414         --             --       1,641,414           --             --
  Dividends on common stock, $0.40 per
     share                                         --         --             --        (664,190)          --             --
  Purchase of treasury stock (198,035
     shares)                                       --         --             --              --           --             --
  Exercise of stock options (50,436
     shares)                                       --         --       (229,056)             --           --             --
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                     --         --         82,340              --           --        154,653
  Management Recognition Plan shares
     allocated (17,220 shares)                     --         --         (4,792)             --           --             --
  Tax benefit of employee benefit plans            --         --         45,868              --           --             --
  Change in unrealized depreciation on
     available-for-sale securities, net
     of income tax benefit of $98,230       (160,271)        --             --              --     (160,271)            --
                                          -----------    -------   ------------    ------------    ---------    -----------

      Comprehensive income                $ 1,481,143
                                          ===========

Balance, June 30, 2003                                    22,724     21,809,683      18,939,064      (48,656)    (1,159,851)

                                        Unallocated
                                            MRP        Treasury
                                          Shares         Stock           Total
                                        -----------------------------------------
Balance, July 1, 2001                    $(620,696)   $(5,784,502)   $ 31,419,738

  Net income                                    --             --       1,165,029
  Dividends on common stock, $0.27
     per share                                  --             --        (475,713)
  Purchase of treasury stock (94,620
     shares)                                    --     (1,301,947)     (1,301,947)
  Exercise of stock options (13,055
     shares)                                    --        172,212         119,127
  Employee Stock Ownership Plan shares
     allocated (15,156 shares)                  --             --         202,407
  Management Recognition Plan shares
     allocated (17,220 shares)             161,923             --         157,132
  Tax benefit of employee benefit plans         --             --          56,820
  Change in unrealized depreciation on
     available-for-sale securities, net
     of income tax benefit of $36,000           --             --         (18,605)
                                         ---------    -----------    ------------

      Comprehensive income

Balance, June 30, 2002                    (458,773)    (6,914,237)     31,323,988

  Net income                                    --             --       1,641,414
  Dividends on common stock, $0.40 per
     share                                      --             --        (664,190)
  Purchase of treasury stock (198,035
     shares)                                    --     (3,135,113)     (3,135,113)
  Exercise of stock options (50,436
     shares)                                    --        689,285         460,229
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                  --             --         236,993
  Management Recognition Plan shares
     allocated (17,220 shares)             161,923             --         157,131
  Tax benefit of employee benefit plans         --             --          45,868
  Change in unrealized depreciation on
     available-for-sale securities, net
     of income tax benefit of $98,230           --             --        (160,271)
                                         ---------    -----------    ------------

      Comprehensive income

Balance, June 30, 2003                    (296,850)    (9,360,065)     29,906,049


See Notes to Consolidated Financial Statements                                 4

                         First Bancorp of Indiana, Inc.
                 Consolidated Statements of Stockholders' Equity
                    Years Ended June 30, 2004, 2003 and 2002
                                   (continued)

                                                                                                     Accumulated
                                                                                                        Other
                                            Comprehensive               Additional                  Comprehensive  Unallocated
                                                Income      Common       Paid-In        Retained       Income         ESOP
                                                (Loss)       Stock       Capital        Earnings       (Loss)        Shares
                                            ----------------------------------------------------------------------------------
Balance, June 30, 2003 (Carried
   Forward)                                                 $22,724   $ 21,809,683    $ 18,939,064    $ (48,656)   $(1,159,851)

  Net income                                   $ 305,012         --             --         305,012           --             --
  Dividends on common stock, $.56 per share           --         --             --        (899,930)          --             --
  Purchase of treasury stock (21,000 shares)          --         --             --              --           --             --
  Exercise of stock options (42,722) shares)          --         --       (213,277)             --           --             --
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                        --         --        153,686              --           --        154,652
  Management Recognition Plan shares
     allocated (17,220 shares)                        --         --         (4,791)             --           --             --
  Tax benefit of employee benefit plans               --         --         82,779              --           --             --
  Change in unrealized depreciation on
     available-for-sale securities, net of
     income tax benefit of $527,000             (860,002)        --             --              --     (860,002)            --
                                               ---------    -------   ------------    ------------    ---------    -----------

      Comprehensive loss                       $(554,990)
                                               =========

Balance, June 30, 2004                                      $22,724   $ 21,828,080    $ 18,344,146    $(908,658)   $(1,005,199)
                                                            =======   ============    ============    =========    ===========

                                                Unallocated
                                                    MRP        Treasury
                                                  Shares         Stock           Total
                                                ----------------------------------------
Balance, June 30, 2003 (Carried
   Forward)                                     $(296,850)   $(9,360,065)   $ 29,906,049

  Net income                                           --             --         305,012
  Dividends on common stock, $.56 per share            --             --        (899,930)
  Purchase of treasury stock (21,000 shares)           --       (421,450)       (421,450)
  Exercise of stock options (42,722) shares)           --        603,114         389,837
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                         --             --         308,338
  Management Recognition Plan shares
     allocated (17,220 shares)                    161,923             --         157,132
  Tax benefit of employee benefit plans                --             --          82,779
  Change in unrealized depreciation on
     available-for-sale securities, net of
     income tax benefit of $527,000                    --             --        (860,002)
                                                ---------    -----------    ------------

      Comprehensive loss

Balance, June 30, 2004                          $(134,927)   $(9,178,401)   $ 28,967,765
                                                =========    ===========    ============


See Notes to Consolidated Financial Statements                                 5

                         First Bancorp of Indiana, Inc.
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2004, 2003 and 2002

                                                                     2004               2003               2002
                                                                 --------------------------------------------------
Operating Activities
    Net income                                                   $    305,012       $  1,641,414       $  1,165,029
    Items not requiring (providing) cash
       Provision for loan losses                                      226,845            563,000            404,000
       Depreciation                                                   242,013            242,589            254,386
       Amortization of premiums and discounts
          on securities                                               322,873             72,208             97,973
       Amortization of net loan origination fees                      (28,781)          (248,000)           (62,298)
       Amortization of goodwill and intangible assets                  76,050             96,175            162,267
       Deferred income taxes                                          161,000            (64,000)            44,000
       Increase in cash surrender value of life insurance            (224,327)          (214,311)          (135,598)
       Loans originated for sale                                  (40,776,789)       (46,174,527)       (34,158,941)
       Proceeds from sales of loans                                41,412,848         47,256,128         34,892,633
       Net gain on loan sales                                        (636,059)        (1,081,601)          (733,692)
       Net gains on sales of available-for-sale securities                 --            (62,776)                --
       Compensation expense related to employee
          stock ownership plan and management recognition
          plan                                                        465,470            394,124            359,539
       Tax benefit of employee benefit plans                           82,779             45,868             56,820
    Changes in
       Other assets                                                  (548,283)          (730,039)          (404,276)
       Other liabilities                                            1,956,108            250,211           (349,847)
                                                                 ------------       ------------       ------------

           Net cash provided by operating activities                3,036,759          1,986,463          1,591,995
                                                                 ------------       ------------       ------------

Investing Activities
    Net change in interest-bearing deposits                           485,679           (835,468)          (297,000)
    Proceeds from maturities of available-for-sale
      securities                                                   12,763,958          2,759,812          4,065,532
    Proceeds from maturities of held-to-maturity securities         8,151,533         17,319,771         29,072,643
    Purchases of available-for-sale securities                    (66,178,178)       (15,389,725)                --
    Purchases of held-to-maturity securities                               --                 --        (24,119,923)
    Proceeds from sales of available-for-sale securities                   --            887,404                 --
    Net change in loans                                           (27,863,314)       (17,403,130)       (11,457,163)
    Purchases of premises and equipment                              (134,878)           (59,700)          (114,416)
    Purchase of FHLB stock                                           (365,200)          (700,000)          (615,300)
    Purchase of life insurance policies                                    --                 --         (2,100,000)
                                                                 ------------       ------------       ------------

           Net cash used in investing activities                  (73,140,400)       (13,421,036)        (5,565,627)
                                                                 ------------       ------------       ------------


See Notes to Consolidated Financial Statements                                 6

                         First Bancorp of Indiana, Inc.
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2004, 2003 and 2002
                                   (continued)

                                                                  2004               2003               2002
                                                              --------------------------------------------------
Financing Activities
    Net increase in demand deposits, money market,
      NOW and savings accounts                                $  1,840,799       $  3,058,898       $  3,178,689
    Net increase (decrease) in certificates of deposit          65,008,499         (7,083,589)       (10,060,266)
    Net increase in short-term borrowings                       12,500,000                 --                 --
    Proceeds from issuance of long-term debt                     2,000,000         12,000,000         15,000,000
    Repayments of long-term debt                                (6,666,666)        (1,666,667)                --
    Net increases (decreases) in advances from borrowers
      for taxes and insurance                                     (141,743)           203,213           (122,171)
    Dividends paid                                                (899,930)          (664,190)          (475,713)
    Purchase of treasury stock                                    (421,450)        (3,135,113)        (1,301,947)
    Exercise of stock options                                      389,837            460,229            119,127
                                                              ------------       ------------       ------------

           Net cash provided by financing activities            73,609,346          3,172,781          6,337,719
                                                              ------------       ------------       ------------

Increase (Decrease) in Cash and Cash Equivalents                 3,505,705         (8,261,792)         2,364,087

Cash and Cash Equivalents, Beginning of Year                     4,589,165         12,850,957         10,486,870
                                                              ------------       ------------       ------------

Cash and Cash Equivalents, End of Year                        $  8,094,870       $  4,589,165       $ 12,850,957
                                                              ============       ============       ============

Supplemental Cash Flows Information
    Interest paid                                             $  4,537,037       $  4,647,165       $  6,475,335
    Income taxes paid (net of refunds)                        $    357,000       $    773,000       $    605,118


See Notes to Consolidated Financial Statements                                 7

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

      Nature of Operations

            The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The Bank has two wholly-owned subsidiaries, FFSL Service Corporation (FFSL) and FFSB Financial Corporation (FFSB Financial). The more significant of the policies are described below.

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

      Principles of Consolidation

            The consolidated financial statements include the accounts of the Company, Bank, FFSB Financial and FFSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

            Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

      Goodwill

            Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      Intangible Assets

            Intangible assets are being amortized on an accelerated basis over seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

      Mortgage and Consumer Servicing Rights

            Mortgage and consumer servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage or consumer loans between the servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage and consumer loan servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized servicing rights for a stratum exceed their fair value.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      Stock Options

            At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               2004           2003            2002
                                                            ----------------------------------------
        Net Income, as reported                             $     305      $   1,641       $   1,165
        Less: Total stock-based employee compensation
        cost determined
        under the fair value based method, net of
        income taxes                                             (130)          (113)           (142)
                                                            ---------      ---------       ---------

        Pro forma net income                                $     175      $   1,528       $   1,023
                                                            =========      =========       =========

        Earnings per share:
        Basic - as reported                                 $    0.21      $    1.10       $    0.73
        Basic - pro forma                                        0.12           1.02            0.64

        Diluted - as reported                               $    0.20      $    1.04       $    0.70
        Diluted - pro forma                                      0.11           0.97            0.62

      Reclassifications

            Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Restriction on Cash and Due From Banks

        The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2004, was $448,000.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 3: Investments

      Available-for-Sale Securities

            The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                        June 30, 2004
                                ---------------------------------------------------------------
                                                   Gross             Gross
                                Amortized       Unrealized         Unrealized       Approximate
                                   Cost            Gains            (Losses)         Fair Value
                                ---------------------------------------------------------------
        Mortgage-backed
           securities            $57,793          $     5           $ (1,349)          $56,449
        U.S. government
           agencies                9,794                6               (136)            9,664
                                 -------          -------           --------           -------

                                 $67,587          $    11           $ (1,485)          $66,113
                                 =======          =======           ========           =======

                                                        June 30, 2003
                                ---------------------------------------------------------------
                                                   Gross             Gross
                                Amortized       Unrealized         Unrealized       Approximate
                                   Cost            Gains            (Losses)         Fair Value
                                ---------------------------------------------------------------
        Mortgage-backed
           securities            $14,463          $     0           $    (87)          $14,376
                                 =======          =======           ========           =======

            The amortized cost and fair value of available-for-sale securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available for Sale
                                           -------------------------
                                           Amortized           Fair
                                             Cost             Value
                                           ---------         -------

        Within one year                     $    --          $    --
        One to five years                        --               --
        Five to ten years                     8,826            8,708
        After ten years                         968              956
                                            -------          -------
                                              9,794            9,664
        Mortgage-backed securities           57,793           56,449
                                            -------          -------

                                            $67,587          $66,113
                                            =======          =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Held-to-Maturity Securities

      The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

                                                           June 30, 2004
                                --------------------------------------------------------------------
                                                      Gross             Gross
                                Amortized          Unrealized         Unrealized         Approximate
                                   Cost               Gains            (Losses)           Fair Value
                                --------------------------------------------------------------------
        Mortgage-backed
           securities            $  9,396          $      248          $      (2)          $  9,642
                                 ========          ==========          =========           ========

                                                           June 30, 2003
                                --------------------------------------------------------------------
                                                      Gross             Gross
                                Amortized          Unrealized         Unrealized         Approximate
                                   Cost               Gains            (Losses)           Fair Value
                                --------------------------------------------------------------------
        Mortgage-backed
           securities            $ 17,581          $      484          $      (4)          $ 18,061
                                 ========          ==========          =========           ========

      Maturities of held-to-maturity debt investments have not been presented because they consist entirely of mortgage-backed securities, which do not mature on a single maturity date.

      Securities with a carrying value of approximately $40,849,000 at June 30, 2004 and $14,068,000 at June 30, 2003, were pledged as collateral to secure Federal Home Loan Bank (FHLB) advances.

      There were no sales of securities during 2004. Gross gains of $63,000 resulting from sales of available-for-sale securities were realized for 2003. Taxes of $25,000 were recorded on those sales in 2003. There were no sales of securities during 2002.

      There were no transfers of securities between classifications during 2004 or 2003.

      Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2004, was $62,760,000 which is approximately 83% of the Company's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates.

      Based on evaluation of available evidence, including recent changes in market interest rates and information from regulatory filings, management believes the declines in fair value for these securities are temporary.

      Should the impairment of any these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004.

                                       Less than 12 Months             12 Months or More                    Total
                                     -------------------------------------------------------------------------------------
         Description of               Fair       Unrealized        Fair           Unrealized         Fair       Unrealized
           Securities                 Value        Losses          Value             Losses          Value        Losses
        ------------------------------------------------------------------------------------------------------------------
        U.S. government
           agencies                  $ 8,659       $  (136)       $     --          $     --        $ 8,659       $  (136)
        Mortgage-backed
           securities                 54,101        (1,351)             --                --         54,101        (1,351)
                                     -------       -------        --------          --------        -------       -------

          Total temporarily
             impaired
             securities              $62,760       $(1,487)       $      0          $      0        $62,760       $(1,487)
                                     =======       =======        ========          ========        =======       =======

Note 4: Loans and Allowance for Loan Losses

      Categories of loans at June 30, include:

                                                                 2004                2003
                                                               -----------------------------
        Mortgage loans
            One-to-four family                                 $  76,178           $  65,716
            Construction                                           7,863               6,131
            Commercial and multi-family                            4,540               2,897
        Commercial business loans                                  5,467               7,519
        Consumer loans                                            68,003              53,721
        Consumer lines of credit                                   5,358               4,358
        Loans to depositors secured by savings                       157                 170
                                                               ---------           ---------
               Total loans                                       167,566             140,512

        Less
            Undisbursed portion of construction loans             (3,731)             (4,224)
            Deferred loan fees                                       (70)               (165)
            Allowance for loan losses                             (1,078)             (1,101)
                                                               ---------           ---------

               Net loans                                       $ 162,687           $ 135,022
                                                               =========           =========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      Activity in the allowance for loan losses was as follows:

                                                            2004          2003        2002
                                                          ---------------------------------
        Balance, beginning of year                        $ 1,101       $   831       $ 661
        Provision charged to expense                          226           563         404
        Losses charged off, net of recoveries of
           $39 for 2004, $14 for 2003
           and $6 for 2002                                   (249)         (293)       (234)
                                                          -------       -------       -----

        Balance, end of year                              $ 1,078       $ 1,101       $ 831
                                                          =======       =======       =====

      There were no significant impaired loans at June 30, 2004 or 2003.

      At June 30, 2004 and 2003, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at June 30, 2004 and 2003, were $305,000 and $388,000, respectively.

Note 5: Premises and Equipment

      Major classifications of premises and equipment, stated at cost, are as follows:

                                                    2004          2003
                                                  ---------------------

        Land                                      $ 1,213       $ 1,213
        Buildings                                   2,671         2,671
        Equipment                                   1,525         1,566
                                                  -------       -------
                                                    5,409         5,450
        Less accumulated depreciation              (2,689)       (2,623)
                                                  -------       -------

               Net premises and equipment         $ 2,720       $ 2,827
                                                  =======       =======

Note 6: Goodwill

      During 2003, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142. The cumulative effect of the change was to increase operating income for 2003 by $57,000 and net income for 2003 by $33,000. Had the new method been applied retroactively, the previously reported 2002 operating income would have increased $77,000. Previously reported 2002 net income would have increased $44,000.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003, were:

                                                             2004         2003
                                                            -------------------

        Balance, beginning of year                          $1,786      $ 1,806
            Amortization of goodwill prior to adoption
              of SFAS No. 142                                   --          (20)
                                                            ------      -------

        Balance, end of year                                $1,786      $ 1,786
                                                            ======      =======

Note 7: Other Intangible Assets

      The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2004 and 2003, were:

                                                        2004                                2003
                                            ------------------------------------------------------------------
                                               Gross                              Gross
                                             Carrying         Accumulated        Carrying         Accumulated
                                               Amount        Amortization         Amount          Amortization
                                            ------------------------------------------------------------------
           Core deposit intangible          $        532      $      (293)      $       532       $      (217)
                                            ============      ===========       ===========       ===========

      Amortization expense for the years ended June 30, 2004, 2003 and 2002, was $76,000, $77,000 and $85,000, respectively. Estimated amortization expense for each of the following four years is:

           2005                                                 $       76
           2006                                                         76
           2007                                                         64
           2008                                                         23
                                                                ----------

                                                                $      239
                                                                ==========

Note 8: Loan Servicing

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $32,522,000 and $31,995,000 at June 30, 2004 and 2003, respectively.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $190,000 and $285,000 at June 30, 2004 and 2003, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The aggregate fair value of capitalized mortgage servicing rights at June 30, 2004 and 2003, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights.

                                                   2004        2003
                                                  -----------------

        Mortgage Servicing Rights
            Balances, beginning of year           $ 323       $ 214
            Servicing rights capitalized             80         191
            Amortization of servicing rights        (82)        (82)
                                                  -----       -----

            Balances, end of year                 $ 321       $ 323
                                                  =====       =====

      Consumer loans are also serviced for others and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of consumer loans serviced for others totaled $20,795,000 at June 30, 2004. There were no consumer loans serviced for others at June 30, 2003.

      The aggregate fair value of capitalized consumer loan servicing rights at June 30, 2004 approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated consumer loan servicing rights.

                                                                   2004
                                                                  -----

        Consumer Servicing Rights
            Balance, beginning of year                            $   0
            Servicing rights capitalized                            688
            Amortization of servicing rights                       (226)
                                                                  -----

            Balance, end of year                                  $ 462
                                                                  =====

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 9: Other Assets and Other Liabilities

                                                                      2004         2003
                                                                     -------------------
        Other assets
            Interest receivable
               Investment securities                                 $  395      $   186
               Loans                                                    606          548
            Cash surrender value of life insurance                    4,710        4,485
            Investment in limited partnership                            80           63
            Net deferred tax asset                                    1,042          612
            Accounts receivable - dealer draft                           57         (146)
            Prepaid expenses and other                                2,517        2,632
                                                                     ------      -------

               Total other assets                                    $9,407      $ 8,380
                                                                     ======      =======

        Other liabilities
            Interest payable
               Deposits                                              $  107      $    27
               Other borrowings                                          58           73
            Deferred directors' fees and officers' compensation       1,220        1,136
            Payments due investors on sold consumer loans               926           --
            Liability related to withdrawal from multi-employer
              pension plan                                            1,087           --
            Accrued expenses                                            275          481
                                                                     ------      -------

               Total other liabilities                               $3,673      $ 1,717
                                                                     ======      =======

      The investment in limited partnership of $79,700 and $63,000 at June 30, 2004 and 2003, respectively, represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the gains (losses) of $16,800, $(16,000) and $(41,000), the Bank has recorded the benefit of low-income housing tax credits of $67,300, $73,200 and $73,200 for the years ending June 30, 2004, 2003 and 2002, respectively.

Note 10: Deposits

                                                           2004          2003
                                                         ----------------------

        Demand deposits                                  $ 33,747      $ 32,613
        Savings deposits                                   13,081        12,374
        Certificates of deposit of $100,000 or more        73,996         8,780
        Other certificates of deposit                      61,916        62,124
                                                         --------      --------

               Total deposits                            $182,740      $115,891
                                                         ========      ========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      At June 30, 2004, the scheduled maturities of time deposits are as follows:

                  2005                                          $     51,345
                  2006                                                57,580
                  2007                                                19,221
                  2008                                                 5,447
                  2009                                                 1,547
                  Thereafter                                             772
                                                                ------------

                                                                $    135,912
                                                                ============

      Time deposits at June 30, 2004, included brokered deposits of $60,909,000. There were no brokered deposits at June 30, 2003.

Note 11: Income Taxes

      The provision for income taxes includes these components:

                                                             2004        2003        2002
                                                            -----------------------------
        Taxes currently payable
            Federal                                         $(167)      $ 690       $ 375
            State                                             (20)         84          35
        Deferred income taxes
            Federal                                           132         (48)         39
            State                                              29         (16)          5
                                                            -----       -----       -----

               Income tax expense (credit)                  $ (26)      $ 710       $ 454
                                                            =====       =====       =====

      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                             2004        2003        2002
                                                            -----------------------------
        Computed at the statutory rate (34%)                $  95       $ 799       $ 554
        Increase (decrease) resulting from

            State income taxes, net of federal benefit          6          45          26
            Cash surrender value of life insurance            (76)        (73)        (46)
            Tax credits                                       (67)        (73)        (73)
            Other                                              16          12          (7)
                                                            -----       -----       -----

               Actual tax expense (credit)                  $ (26)      $ 710       $ 454
                                                            =====       =====       =====

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                      2004          2003
                                                                    ---------------------
        Deferred tax assets
            Differences in accounting for loan losses               $   404       $   413
            Deferred compensation and directors' fees                   530           506
            Deposit-based intangibles                                    62            47
            Exercise of nonqualified options                             63            --
            Unrealized losses on available-for-sale securities          557            29
            Other                                                        16            16
                                                                    -------       -------
                                                                      1,632         1,011
                                                                    -------       -------
        Deferred tax liabilities
            Differences in depreciation methods                         (97)         (107)
            Federal Home Loan Bank dividends                           (112)          (69)
            Mortgage servicing rights                                  (120)         (121)
            Consumer servicing rights                                   (43)           --
            State taxes                                                 (27)          (31)
            Goodwill                                                   (120)          (71)
            Prepaid intangibles                                         (71)           --
                                                                    -------       -------
                                                                       (590)         (399)
                                                                    -------       -------

               Net deferred tax asset                               $ 1,042       $   612
                                                                    =======       =======

      Retained earnings at June 30, 2004 and 2003, include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

Note 12: Short-Term Borrowings

      Short-term borrowings consisted entirely of FHLB advances with original maturities of less than one year. The FHLB advances are secured by a blanket pledge of qualifying first-mortgage loans totaling $71,560,000 and investment securities with market values totaling $40,849,000. The advances at June 30, 2004, have rates ranging from 1.5% to 1.7% and mature within seven months.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 13: Long-Term Debt

      Long-term debt consisted of the following components:

                                                                                2004         2003
                                                                              --------------------
        Federal Home Loan Bank advances
           Fixed rate of 6.465%, due in January 2005                          $    --      $ 5,000
           Fixed rate of 5.370%, due in February 2011                          10,000       10,000
           Fixed rate of 4.830%, due in July 2011                              10,000       10,000
           Fixed rate mortgage advance at 3.9%, due in three payments of
             $1,667 annually in 2003, 2004 and 2005                             1,667        3,333
           Fixed rate of 2.65%, due in March 2008                               5,000        5,000
           Fixed rate of 2.10%, due in March 2008                               5,000        5,000
           Fixed rate of 1.88%, due in May 2005                                 2,000        2,000
           Fixed rate of 1.43% due in July 2004                                 2,000           --
                                                                              -------      -------

               Total long-term Federal Home Loan Bank advances                $35,667      $40,333
                                                                              =======      =======

      The Federal Home Loan Bank advances are secured by the same collateral as the short-term borrowings. The advances are subject to restrictions or penalties in the event of prepayment.

      Aggregate annual maturities of long-term debt at June 30, 2004, were:

                  2005                                         $     5,667
                  2006                                                  --
                  2007                                                  --
                  2008                                              10,000
                  2009                                                  --
                  Thereafter                                        20,000
                                                               -----------

                                                               $    35,667
                                                               ===========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 14: Other Comprehensive Income (Loss)

      Other comprehensive income (loss) components and related taxes were as follows:

                                                    2004        2003       2002
                                                  ------------------------------
        Unrealized losses on securities
           available for sale                     $(1,387)      $(195)      $(55)
        Reclassification for realized amount
           included in income                          --          63         --
                                                  -------       -----       ----
            Other comprehensive loss,
               before tax effect                   (1,387)       (258)       (55)
        Tax benefit                                  (527)        (98)       (36)
                                                  -------       -----       ----

              Other comprehensive loss            $  (860)      $(160)      $(19)
                                                  =======       =====       ====

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

      As of June 30, 2004, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                To Be Well Capitalized
                                                                         For Capital Adequacy   Under Prompt Corrective
                                                        Actual                 Purposes            Action Provisions
                                                -----------------------------------------------------------------------
                                                 Amount        Ratio      Amount        Ratio     Amount        Ratio
                                                -----------------------------------------------------------------------
        As of June 30, 2004
           Total Capital
             (to Risk-Weighted Assets)          $26,787        15.09%    $14,200         8.00%   $17,750        10.00%
           Tier I Capital
             (to Risk-Weighted Assets)           25,869        14.57       7,100         4.00     10,650         6.00
           Core Capital
             (to Adjusted Total Assets)          25,869         9.85      10,504         4.00     13,130         5.00
           Core Capital
             (to Adjusted Tangible Assets)       25,869         9.85       5,252         2.00        N/A          N/A
           Tangible Capital
             (to Adjusted Total Assets)          25,832         9.84       3,938         1.50        N/A          N/A
        As of June 30, 2003
           Total Capital
             (to Risk-Weighted Assets)           26,385        20.74      10,176         8.00     12,720        10.00
           Tier I Capital
             (to Risk-Weighted Assets)           25,462        20.02       5,088         4.00      7,632         6.00
           Core Capital
             (to Adjusted Total Assets)          25,462        13.73       7,417         4.00      9,272         5.00
           Core Capital
             (to Adjusted Tangible Assets)       25,462        13.73       3,709         2.00        N/A          N/A
           Tangible Capital
             (to Adjusted Total Assets)          25,462        13.73       2,782         1.50        N/A          N/A

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

Note 16: Fourth Quarter Charges

      During the fourth quarter of 2004, the Bank prepaid a $5,000,000 FHLB advance and incurred penalties associated with the prepayment. A total of $118,000 of expense related to the prepayment penalty was included in other expense in the consolidated income statement.

      As discussed in Note 17 regarding employee benefit plans, the Bank decided to withdraw from the multi-employer pension plan of which it was a participant. The decision to withdraw from the plan was made in the fourth quarter of 2004 and the Bank recognized expense associated with the withdrawal of $1,087,000 which is included in noninterest expense in the consolidated income statements.

      The total of the two fourth quarter charges noted above was $1,205,000 or $0.77 per diluted share.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 17: Employee Benefit Plans

      Pension Plan

            The Bank was a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This Plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. In June of 2004, the board of directors voted to withdraw from the Plan due to the size and volatility of prospective required contributions. In connection with the withdrawal from the Plan, the Bank recorded compensation expense of $1,087,000. The expense was recorded based on an estimate of the cost to exit the Plan by the Plan administrator. The final calculation of the cost to withdraw from the Plan has not yet been completed by the Plan administrator, and therefore, the amount of the liability may exceed that recorded at June 30, 2004. The Bank also recorded pension expense during 2004 prior to the withdrawal of $273,000 in connection with the normal annual contributions. Total pension expense was $1,360,000, $8,800 and $166,500 for 2004, 2003 and 2002, respectively. This Plan provided pension benefits for substantially all of the Bank's employees.

      401(k) Plan

            The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. During 2003 and 2002, the Bank matched employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The board of directors suspended the employee matching provision of the Plan effective July 1, 2003, but continued to pay the administrative expenses of the Plan. The Bank's expense for the Plan was $1,250, $45,400 and $40,000 for 2004, 2003 and 2002, respectively. Due to the withdrawal from the multi-employer pension plan, the Bank began matching employees' contributions at the rate of 100% of the first 6% of base salary contributed by participants effective July 1, 2004.

      Supplemental Retirement Plan

            The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $111,100, $106,600 and $48,800 for the years ended June 30, 2004, 2003 and 2002, respectively. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $66,400, $65,200 and $62,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

            The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to Plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unreleased ESOP shares in the balance sheets. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

            Stock totaling 15,150; 15,150 and 15,156 shares for 2004, 2003 and 2002, respectively, with an average fair value of $20.35, $15.64 and $13.36, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $308,500, $237,000 and $202,400. Shares held by the ESOP at June 30 were as follows:

                                                                 2004            2003
                                                             --------------------------
        Allocated shares                                         68,087          53,367
        Shares committed to be released                             674           1,911
        Unreleased shares                                       106,039         121,189
                                                             ----------      ----------

            Total ESOP shares                                   174,800         176,467
                                                             ==========      ==========

            Fair value of unallocated shares at June 30      $2,136,686      $2,228,666
                                                             ==========      ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      Management Recognition Plan

            On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The Plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the Plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the Plan had been granted. As of June 30, 2004, 73,682 shares had been distributed. For the years ended June 30, 2004, 2003 and 2002, approximately $157,100, $157,100 and
            $156,400, respectively, was recorded as compensation expense under the Plan.

Note 18: Stock Option Plan

            The Company has an incentive stock option plan in which 327,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The Plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the board of directors. During 2004, options to purchase 11,362 shares were granted at $19.33 per share. During 2003, options to purchase 11,362 shares were granted at $14.58 per share. During 2002, options to purchase 42,362 shares were granted at $13.38 per share.

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

            Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

                                                            2004         2003         2002
                                                           ----------------------------------
        Risk-free interest rate                               4.4%         4.1%         5.1%
        Dividend yield                                        2.0%         2.0%         2.0%
        Volatility factor of expected market price of
           common stock                                      12.3%        14.6%        14.7%
        Weighted-average expected life of the options      10 years     10 years     10 years

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

      The following is a summary of the status of the Company's stock option plan and changes in that Plan as of and for the years ended June 30, 2004, 2003 and 2002.

              Year Ended June 30                           2004                    2003                   2002
         ---------------------------------------------------------------------------------------------------------------
                                                               Weighted-                Weighted-              Weighted-
                                                                Average                  Average                Average
                                                               Exercise                 Exercise               Exercise
                         Options                    Shares       Price       Shares       Price      Shares      Price
         ---------------------------------------------------------------------------------------------------------------
              Outstanding, beginning of year        194,749    $  10.37      233,823    $   9.90     204,516   $   9.12
              Granted                                22,724       19.33       11,362       14.58      42,362      13.38
              Exercised                             (42,722)       9.12      (50,436)       9.12     (13,055)      9.12
              Forfeited/expired                          --                       --                      --
                                                  ---------                ---------                --------

              Outstanding, end of year              174,751    $  11.84      194,749    $  10.37     233,823   $   9.90
                                                  =========                =========                ========

              Options exercisable at year           133,767    $  11.21      130,862    $   9.93     141,350   $   9.12
                                                  =========                =========                ========
                 end
              Weighted-average fair value of
                 options granted during the                    $   4.30                 $   3.30               $   4.17
                 year

      The following table summarizes information about stock options under the plan outstanding at June 30, 2004:

                                                        Options Outstanding              Options Exercisable
                                                -------------------------------------------------------------------
                                                Weighted-Average
                 Range of            Number         Remaining       Weighted-Average     Number    Weighted-Average
              Exercise Prices     Outstanding   Contractual Life     Exercise Price   Exercisable   Exercise Price
         ----------------------------------------------------------------------------------------------------------
           $ 9.12  to  $ 9.12       98,303          5.8 years           $  9.12          87,281        $  9.12
           $13.38  to  $14.58       53,724          7.9 years           $ 13.63          35,124        $ 13.77
           $19.33  to  $19.33       22,724          9.8 years           $ 19.33          11,362        $ 19.33

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 19: Earnings Per Share

      Earnings per share (EPS) were computed as follows:

                                                                   Year Ended June 30, 2004
                                                           ----------------------------------------
                                                                           Weighted-
                                                                            Average      Per Share
                                                             Income         Shares         Amount
                                                           ----------------------------------------
           Net income                                      $     305
                                                           =========

           Basic earnings per share
               Income available to common
                 stockholders                              $     305       1,477,951    $      0.21
                                                                                        ===========

           Effect of dilutive securities
               Stock options                                       --         81,480
                                                           ---------       ---------

           Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $     305       1,559,431    $      0.20
                                                           =========       =========    ===========

                                                                  Year Ended June 30, 2003
                                                           ----------------------------------------
                                                                           Weighted-
                                                                            Average      Per Share
                                                             Income         Shares         Amount
                                                           ----------------------------------------
           Net income                                      $   1,641
                                                           =========

           Basic earnings per share
               Income available to common
                 stockholders                              $   1,641       1,493,699    $      1.10
                                                                                        ===========

           Effect of dilutive securities
               Stock options                                      --          79,410
                                                           ---------       ---------

           Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $   1,641       1,573,109    $      1.04
                                                           =========       =========    ===========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

                                                                  Year Ended June 30, 2002
                                                           ----------------------------------------
                                                                           Weighted-
                                                                            Average      Per Share
                                                             Income         Shares         Amount
                                                           ----------------------------------------
           Net income                                      $   1,165
                                                           =========

           Basic earnings per share
               Income available to common
                 stockholders                              $   1,165       1,593,038    $     0.73
                                                                                        ==========

           Effect of dilutive securities
               Stock options                                      --          70,221
                                                           ---------       ---------

           Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $   1,165       1,663,259    $      0.70
                                                           =========       =========    ===========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 20: Disclosures About Fair Value of Financial Instruments

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

                                                        June 30, 2004              June 30, 2003
                                                   ----------------------------------------------------
                                                    Carrying                    Carrying
                                                     Amount     Fair Value       Amount      Fair Value
                                                   ----------------------------------------------------
        Financial assets
            Cash and cash equivalents               $  8,095      $  8,095      $  4,589      $  4,589
            Interest-bearing deposits                    944           944         1,429         1,429
            Available-for-sale securities             66,113        66,113        14,376        14,376
            Held-to-maturity securities                9,396         9,642        17,581        18,061
            Loans, net of allowance for
              loan losses                            162,687       160,949       135,022       135,981
            Interest receivable                        1,001         1,001           734           734
            FHLB stock                                 2,677         2,677         2,200         2,200
            Cash surrender value of life
              insurance                                4,710         4,710         4,485         4,485

        Financial liabilities
            Deposits                                 182,740       182,234       115,891       117,621
            Short-term borrowings                     12,500        12,500            --            --
            Long-term debt                            35,667        36,653        40,333        43,979
            Interest payable                             165           165           100           100

            Unrecognized financial instruments
              (net of contract amount)
               Commitments to extend credit                0             0             0             0
               Letters of credit                           0             0             0             0
               Lines of credit                             0             0             0             0

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

      Short-Term Borrowings

            The fair value of short-term borrowings approximates carrying value.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

Note 21: Significant Estimates and Concentrations

            Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the note regarding loans. Estimates related to the liability recorded in connection with the Bank's withdrawal from the multi-employer pension plan are reflected in the note regarding employee benefit plans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

Note 22: Commitments and Credit Risk

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

            At June 30, 2004 and 2003, the Bank had outstanding commitments to originate loans aggregating approximately $4,893,000 and $1,886,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $666,000 at June 30, 2004, with the remainder at floating market rates. The entire amount of the loan commitments at June 30, 2003, were at fixed rates of interest.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

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

The Bank had total outstanding letters of credit amounting to $289,000 and $158,000 at June 30, 2004 and 2003, respectively. The letters of credit all expire within one year.

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

At June 30, 2004 and 2003, the Bank had granted unused lines of credit to borrowers aggregating approximately $11,059,000 and $8,712,000, respectively.

The Bank entered into agreements with other institutions in conjunction with consumer loan sales that guarantee to the purchaser that the Bank would repurchase any consumer loans that exceed a 60-day delinquency status or the consumer is in bankruptcy. The original amount of the loans sold was $18,514,000 and the remaining amount outstanding totaled $15,384,000 at June 30, 2004. Over the past year, the Bank has repurchased a total of $58,000 of loans that exceeded the delinquency period set forth in the agreement.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 23: Condensed Financial Information (Parent Company Only)

      Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            Condensed Balance Sheets

                                                                     2004         2003
                                                                   --------------------
        Assets
            Cash and cash equivalents                              $   802      $ 1,056
            Investment in common stock of subsidiary                27,022       27,545
            Loans to First Federal Savings Bank                      1,171        1,304
            Other assets                                                13           13
                                                                   -------      -------

                   Total assets                                    $29,008      $29,918
                                                                   =======      =======

        Liabilities -- Other liabilities                           $    40      $    12

        Stockholders' Equity                                        28,968       29,906
                                                                   -------      -------

                   Total liabilities and stockholders' equity      $29,008      $29,918
                                                                   =======      =======

                         Condensed Statements of Income

                                                              2004         2003          2002
                                                             ---------------------------------
        Income
            Dividends from subsidiaries                      $ 550       $   650       $ 2,100
            Other income                                       106           127           175
                                                             -----       -------       -------
                                                               656           777         2,275

        Expense -- Other expenses                              159           198           142
                                                             -----       -------       -------

        Income before income tax and equity in
           undistributed income of subsidiary                  497           579         2,133

            Income tax expense (benefit)                       (21)          (28)           13
                                                             -----       -------       -------

        Income before equity in undistributed income of
           subsidiary                                          518           607         2,120

        Equity in undistributed income of subsidiary          (213)        1,034          (955)
                                                             -----       -------       -------

        Net Income                                           $ 305       $ 1,641       $ 1,165
                                                             =====       =======       =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

                       Condensed Statements of Cash Flows

                                                                2004          2003          2002
                                                              -----------------------------------
Operating Activities
   Net income                                                 $   305       $ 1,641       $ 1,165
   Adjustments to reconcile net income to net cash
      provided by operating activities
        Equity in undistributed income of subsidiary              213        (1,034)          955
        Net change in
          Other assets                                             --             2            (5)
          Other liabilities                                        26           (36)           20
                                                              -------       -------       -------
             Net cash provided by operating activities            544           573         2,135
                                                              -------       -------       -------

Investing Activity - Net decrease in loans to subsidiary          133           124         2,115
                                                              -------       -------       -------

Financing Activities
   Cash dividends                                                (900)         (664)         (476)
   Purchase of treasury stock                                    (421)       (3,135)       (1,302)
   Exercise of stock options                                      390           460           119
                                                              -------       -------       -------
             Net cash used by financing activities               (931)       (3,339)       (1,659)
                                                              -------       -------       -------

Net Change in Cash and Equivalents                               (254)       (2,642)        2,591

Cash and Cash Equivalents, Beginning of Year                    1,056         3,698         1,107
                                                              -------       -------       -------

Cash and Cash Equivalents, End of Year                        $   802       $ 1,056       $ 3,698
                                                              =======       =======       =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2004, 2003 and 2002
                       (Table Dollar Amounts in Thousands)

Note 24: Quarterly Financial Data

      The following is a summary of selected quarterly results of operations for the years ended June 30, 2004 and 2003:

                                                                     Quarter Ended
                                                                      (unaudited)
                                                --------------------------------------------------------
          Fiscal 2004                             June 30       March 31     December 31    September 30
     ---------------------------------------------------------------------------------------------------
            Interest income                     $    2,953     $    2,681    $    2,568      $    2,573
            Interest expense                         1,326          1,180         1,107           1,114
            Provision for loan losses                   89             90           (43)             90
            Net gains on sales of securities            --             --            --              --
            Noninterest income                         345            523           533             487
            Noninterest expense                      2,869          1,571         1,508           1,483
            Income (loss) before income tax           (986)           363           529             373
            Net income (loss)                         (578)           271           360             252

            Basic earnings per share            $    (0.37)    $     0.18    $     0.23      $     0.17
            Diluted earnings per share               (0.35)          0.17          0.22            0.16

                                                                    Quarter Ended
                                                                     (unaudited)
                                                --------------------------------------------------------
          Fiscal 2003                             June 30       March 31     December 31    September 30
     ---------------------------------------------------------------------------------------------------
            Interest income                     $    2,686     $    2,595    $    2,763      $    2,859
            Interest expense                         1,133          1,108         1,195           1,292
            Provision for loan losses                  140            123           150             150
            Net gains on sales of securities            63             --            --              --
            Noninterest income                         729            490           513             449
            Noninterest expense                      1,421          1,439         1,355           1,289
            Income before income tax                   784            415           576             577
            Net income                                 535            302           405             399

            Basic earnings per share            $     0.26     $     0.27    $     0.20      $     0.37
            Diluted earnings per share                0.25           0.26          0.19            0.34