Form 10QSB
period 2004-09-30
FIRST BANCORP OF INDIANA INC
filed 2004-11-15
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,618,581 of common stock, par value $0.01 per share, were outstanding as of November 5, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Financial Statements                                                3
Item 2.   Management's Discussion and Analysis or Plan of Operation          10
Item 3.   Controls and Procedures                                            15

Part II   Other Information
Item 1.   Legal Proceedings                                                  16
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.   Defaults Upon Senior Securities                                    16
Item 4.   Submission of Matters to a Vote of Security Holders                16
Item 5.   Other Information                                                  16
Item 6.   Exhibits and Reports on Form 8-K                                   16

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                    September 30, 2004    June 30, 2004
---------------------------------------------------------------------------------------
                                                        (Unaudited)
Assets
   Cash and due from banks                             $   3,763,146     $   2,886,086
   Interest-bearing demand deposits                        4,111,199         3,918,784
   Federal funds sold                                      3,775,000         1,290,000
                                                       -------------     -------------
       Total cash and cash equivalents                    11,649,345         8,094,870
   Interest-bearing deposits                               1,072,834           943,789
   Investment securities
     Available for sale                                   63,479,064        66,113,319
     Held to maturity                                      8,439,260         9,396,072
                                                       -------------     -------------
       Total investment securities                        71,918,324        75,509,391
   Loans                                                 170,838,566       163,765,254
   Allowance for loan losses                              (1,014,842)       (1,077,954)
                                                       -------------     -------------
       Net loans                                         169,823,724       162,687,300
   Premises and equipment                                  2,691,231         2,720,106
   Goodwill                                                1,786,297         1,786,297
   Core deposit intangibles                                  219,777           238,790
   Federal Home Loan Bank stock                            2,706,600         2,677,200
   Other assets                                            9,023,407         9,407,415
                                                       -------------     -------------
       Total assets                                    $ 270,891,539     $ 264,065,158
                                                       =============     =============
Liabilities
   Deposits
    Non-interest bearing                               $  10,216,072     $   6,206,246
    Interest bearing                                     187,689,947       176,533,610
                                                       -------------     -------------
       Total deposits                                    197,906,019       182,739,856
   Short-term borrowings                                   2,500,000        12,500,000
   Long-term debt                                         35,666,667        35,666,667
   Advances by borrowers for
     taxes and insurance                                     763,133           518,099
   Other liabilities                                       4,462,271         3,672,771
                                                       -------------     -------------
       Total liabilities                                 241,298,090       235,097,393
                                                       -------------     -------------
Stockholders' Equity
   Preferred stock, $.01 par value
      Authorized and unissued - 1,000,000 shares
   Common stock, $.01 par value
      Authorized - 9,000,000 shares
      Issued - 2,272,400 shares                               22,724            22,724
   Additional paid-in capital                             22,069,376        21,828,080
   Retained earnings                                      18,267,037        18,344,146
   Accumulated other comprehensive income                   (148,643)         (908,658)
                                                       -------------     -------------
                                                          40,210,494        39,286,292
   Less:
   Unreleased employee stock ownership plan
   shares - 94,684 and 98,470 shares                        (966,551)       (1,005,199)
   Treasury stock - 663,275 and 646,086 shares            (9,556,048)       (9,178,401)
   Unreleased MRP shares - 10,044 and 14,349 shares          (94,446)         (134,927)
                                                       -------------     -------------
   Total stockholders' equity                             29,593,449        28,967,765
                                                       -------------     -------------
       Total liabilities and stockholders' equity      $ 270,891,539     $ 264,065,158
                                                       =============     =============

See notes to unaudited condensed consolidated financial statements

                              FIRST BANCORP OF INDIANA, INC.
                                      AND SUBSIDIARY

                       Condensed Consolidated Statements of Income

                                                                For the
                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2004           2003
--------------------------------------------------------------------------------
                                                              (Unaudited)
Interest Income
      Loans receivable                                $ 2,474,873    $ 2,262,305
      Investment securities                               759,666        268,139
      Deposits with financial institutions                 16,662         13,649
      Federal funds sold                                    6,989          1,696
      Other interest and dividend income                   31,765         27,726
                                                      -----------    -----------
          Total interest income                         3,289,955      2,573,515
                                                      -----------    -----------
Interest Expense
      Deposits                                            982,529        634,844
      Borrowings                                          410,690        454,031
      Other                                                26,814         25,275
                                                      -----------    -----------
          Total interest expense                        1,420,033      1,114,150
                                                      -----------    -----------

Net Interest Income                                     1,869,922      1,459,365

      Provision for Loan Losses                           120,000         90,000
                                                      -----------    -----------
Net Interest Income after Provision                     1,749,922      1,369,365

Noninterest Income
      Increase in cash surrender values
         of life insurance                                 49,170         54,840
      Net gains on loan sales                             115,529        197,182
      ATM transaction & POS interchange fees               50,979         50,798
      Service charges on deposit accounts                  98,887         88,384
      Other Income                                        128,384         96,390
                                                      -----------    -----------
          Total noninterest income                        442,949        487,594
                                                      -----------    -----------
Noninterest Expense
      Salaries and employee benefits                      907,621        926,861
      Net occupancy expense                                71,985         70,086
      Equipment expense                                    98,160         83,898
      Amortization of intangible assets                    19,013         19,013
      Professional fees                                    35,680         47,043
      Advertising                                          61,886         20,052
      Data processing fees                                 92,673         66,089
      Other expense                                       275,816        250,294
                                                      -----------    -----------
          Total noninterest expense                     1,562,834      1,483,336
                                                      -----------    -----------

Income Before Income Tax                                  630,037        373,623
      Income tax expense                                  234,644        121,387
                                                      -----------    -----------
Net Income                                            $   395,393    $   252,236
                                                      ===========    ===========
      Basic earnings per share                        $      0.26    $      0.17
      Diluted earnings per share                      $      0.25    $      0.16
      Weighted average shares outstanding - Basic       1,504,712      1,472,142
      Weighted average shares outstanding - Diluted     1,573,953      1,556,768

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

                                                                                                       Accumulated
                                                                         Additional                       Other
                                            Comprehensive     Common      Paid-in        Retained     Comprehensive
                                                Income        Stock       Capital        Earnings         Income
                                            -----------------------------------------------------------------------
                                                             -----------------------------------------------------
Balances, June 30, 2004                                      $22,724     $21,828,080    $18,344,146      ($908,658)
                                                             =====================================================

   Net income                                   $395,393                                    395,393
     Other comprehensive income,
     net of tax--Unrealized gains
     on securities (unaudited)                   760,015                                                   760,015

   Cash dividends paid ($0.29 per share)                                                   (472,502)
   Employee Stock Ownership Plan
    shares allocated                                                          37,476
   MRP shares allocated                                                       (1,198)
   Options exercised                                                         (21,582)
   Treasury shares purchased
   Tax benefit of employee
     benefit plans                                                           226,600
                                              ----------
   Comprehensive income (unaudited)           $1,155,408
                                              ==========

                                                             -----------------------------------------------------
Balances, Sept 30, 2004 (unaudited)                          $22,724     $22,069,376    $18,267,037      ($148,643)
                                                             =====================================================


                                            Unallocated    Unallocated
                                                ESOP           MRP        Treasury
                                               Shares         Shares       Shares          Total
                                            -------------------------------------------------------
                                            -------------------------------------------------------
Balances, June 30, 2004                     ($1,005,199)    ($134,927)   ($9,178,401)   $28,967,765
                                            =======================================================

   Net income                                                                               395,393
     Other comprehensive income,
     net of tax--Unrealized gains
     on securities (unaudited)                                                              760,015

   Cash dividends paid ($0.29 per share)                                                   (472,502)
   Employee Stock Ownership Plan
    shares allocated                             38,648                                      76,124
   MRP shares allocated                                        40,481                        39,283
   Options exercised                                                          59,907         38,325
   Treasury shares purchased                                                (437,554)      (437,554)
   Tax benefit of employee
     benefit plans                                                                          226,600

   Comprehensive income (unaudited)


                                            -------------------------------------------------------
Balances, Sept 30, 2004 (unaudited)           ($966,551)     ($94,446)   ($9,556,048)   $29,593,449
                                            =======================================================

See notes to unaudited condensed consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                        Year to Date
                                                                        September 30,
                                                                -----------------------------
                                                                    2004             2003
                                                                ------------     ------------
                                                                         (Unaudited)
Net Cash Provided by Operating Activities                       $  1,712,728     $    935,973

Investing Activities
   Net change in interest-bearing deposits                          (129,045)         770,293
   Proceeds from maturities of securities available for sale       3,785,543        2,427,228
   Proceeds from maturities of securities held to maturity           953,565        3,796,057
   Purchases of securities available for sale                              0         (225,000)
   Net change in loans                                            (7,276,903)     (10,045,911)
   Purchases of premises and equipment                               (30,879)         (88,389)
   Purchase FHLB stock                                                     0          (43,300)
                                                                ------------     ------------
      Net cash used by investing activities                       (2,697,719)      (3,409,022)
                                                                ------------     ------------
Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                      5,579,930          200,171
      Certificates of deposit                                      9,586,233          724,063
   Proceeds from issuance of borrowed funds                        2,000,000        2,000,000
   Repayments of long-term debt                                   (2,000,000)               0
   Repayments of short-term advances                             (10,000,000)               0
   Advances by borrowers for taxes and insurance                     245,034           94,492
   Dividends paid                                                   (472,502)        (438,639)
   Purchase treasury shares                                         (437,554)        (318,950)
   Options exercised                                                  38,325          182,500
                                                                ------------     ------------
      Net cash provided by financing activities                    4,539,466        2,443,637
                                                                ------------     ------------
Net Change in Cash and Cash Equivalents                            3,554,475          (29,412)

Cash and Cash Equivalents, Beginning of Period                     8,094,870        4,589,165
                                                                ------------     ------------
Cash and Cash Equivalents, End of Period                        $ 11,649,345     $  4,559,753
                                                                ============     ============
Additional Cash Flow Information
   Interest paid                                                $  1,086,003     $    749,007
   Income tax paid                                                         0                0

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending June 30, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At September 30, 2004, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                Three Months Ended September 30,
                                                     2004             2003
                                                   ---------       ---------

Net Income, as reported                            $ 395,393       $ 252,236
Less: Total stock-based employee compensation
      cost determined under the fair value
      based method, net of income taxes              (14,526)        (36,861)
                                                   ---------       ---------
Pro forma net income                               $ 380,867       $ 215,375
                                                   =========       =========
Earnings per share:
Basic - as reported                                $    0.26       $    0.17
Basic - pro forma                                       0.25            0.15

Diluted - as reported                              $    0.25       $    0.16
Diluted - pro forma                                     0.24            0.14

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's borrowings at September 30, 2004, and June 30, 2004. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. Not reflected in the table below are short-term, variable-rate Federal Home Loan Bank advances of $2.5 million at September 30, 2004, and $12.5 million at June 30, 2004.

                                                   September 30,      June 30,
                                                       2004             2004
                                                   -------------    -----------
                                                    (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 5.370%, due in February 2011       $10,000,000     $10,000,000
   Fixed rate of 4.830%, due in July 2011            10,000,000      10,000,000
   Fixed rate of 2.650%, due in March 2008            5,000,000       5,000,000
   Fixed rate of 2.100%, due in March 2008            5,000,000       5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 3.05%, due in July 2006              2,000,000
   Fixed rate of 1.88%, due in May 2005               2,000,000       2,000,000
   Fixed rate of 1.43%, due in July 2004                              2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005               1,666,667       1,666,667
                                                    -----------     -----------
     Total Federal Home Loan Bank advances          $35,666,667     $35,666,667
                                                    ===========     ===========
     Weighted average rate                                3.984%          3.894%
                                                    ===========     ===========

NOTE 4 - EARNINGS PER SHARE

      Earnings per share for the quarters ended September 30, 2004, and September 30, 2003, were computed as follows:

                                                    Quarter Ended September 30, 2004
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                   Income    Average Shares     Amount
                                                ----------------------------------------
Net income                                      $  395,393
                                                ----------
Basic earnings per share
Income available to common stockholders         $  395,393      1,504,712     $     0.26
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         63,564
Unvested MRP shares                                     --          5,677
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  395,393      1,573,953     $     0.25
                                                ==========     ==========     ==========

                                                    Quarter Ended September 30, 2003
                                                ----------------------------------------
                                                                Weighted-      Per Share
                                                   Income    Average Shares     Amount
                                                ----------------------------------------
Net income                                      $  252,236
                                                ----------
Basic earnings per share
Income available to common stockholders         $  252,236      1,472,142     $     0.17
                                                                              ==========
Effect of dilutive securities
Stock options                                           --         73,414
Unvested MRP shares                                     --         11,212
                                                ----------     ----------
Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $  252,236      1,556,768     $     0.16
                                                ==========     ==========     ==========

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2003 to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2004. These reclassifications had no effect on earnings.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to material differences between the Company's actual results, performance, and achievements, and those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

GENERAL

      Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004, AND JUNE 30, 2004

      Total consolidated assets of the Company grew $6.8 million, or 2.6%, to $270.9 million at September 30, 2004, from $264.1 million at June 30, 2004. This growth in total assets primarily occurred as proceeds from deposit growth were used to repay borrowings and fund loan growth.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $3.6 million to $11.6 million during the quarter ended September 30, 2004. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, increased $129,000 to $1.1 million.

      Investment securities, excluding investment CDs, decreased 4.8% to $71.9 million at September 30, 2004, from $75.5 million at June 30, 2004. This portfolio is composed entirely of mortgage-related securities and federal agency notes with the former constituting the vast majority.

      Net loans grew to $169.8 million at September 30, 2004, a $7.1 million increase from $162.7 million at June 30, 2004, with the mortgage loan portfolio experiencing nearly two-thirds of the growth. The consumer loan portfolio increased 3.5% as a bulk sale of indirect automobile loans partially offset first quarter production. During the quarter ended September 30, 2004, indirect loan production totaled $18.5 million and $8.4 million were sold. During the same period, $1.3 million of newly originated permanent single family residential mortgage loans, or 32.9% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to remain in the 30% to 60% of production range in the near-term.

      The allowance for loan losses totaled $1.0 million at September 30, 2004, a $63,000 decline from the preceding quarter-end. The change was composed of $120,000 in provisions for losses and $183,000 in net charge-offs. The Company's allowance for loan losses represented 0.59% of total loans at September 30, 2004, compared to 0.66% at June 30, 2004. Relative to nonperforming assets, the allowance for loan losses increased to 740.9% at September 30, 2004, from 353.4% at June 30, 2004. These ratio changes were attributed chiefly to the charge-off of approximately $120,000 of automobile loans to borrowers that are under Chapter 13 bankruptcy protection. The entire amount of these loans had previously been included in the total amount of nonperforming loans and had a specific reserve established for that portion of the loans that was classified as a loss.

      The table below highlights changes, including the effects of the Chapter 13 loans discussed above, in the Company's nonperforming assets since the most recent fiscal year end.

                                                       September 30,
                                                            2004       June 30,
                                                        (unaudited)      2004
                                                         =========    =========
Loans accounted for on a nonaccrual basis                $ 137,000    $ 305,000
Accruing loans past due 90 days or more                         --           --
                                                         ---------    ---------
Nonperforming loans                                      $ 137,000    $ 305,000
Real estate owned (net)                                         --           --
Other repossessed assets                                 $  27,000    $  43,000
                                                         ---------    ---------
     Total nonperforming assets                          $ 164,000    $ 348,000
                                                         =========    =========

Restructured loans                                              --           --

Total loans delinquent 90 days or more to net loans           0.08%        0.19%
Total loans delinquent 90 days or more to total assets        0.05%        0.12%
Total nonperforming assets to total assets                    0.06%        0.13%

      Total deposits increased $15.2 million to $197.9 million at September 30, 2004, from $182.7 million at June 30, 2004. Deposit growth was the product of a $9.6 million increase in time deposits, including brokered funds, and a $5.6 million net inflow from non-maturity deposit instruments. Brokered deposits obtained during the most recent quarter ranged in maturity from 12 to 24 months, and carry "all-in" rates comparable to those offered in the local retail market. Borrowings, which were reduced $10.0 million to $38.2 million at September 30, 2004, consisted entirely of FHLB advances. First Federal believes that it has a substantial amount of excess borrowing capacity under its blanket collateral agreement with the FHLB.

      At $763,000, escrow balances at September 30, 2004, were 47.3% above the levels three months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $790,000, or 21.5%, during the most recent quarter. The change was attributed to accrued federal income taxes and accrued interest on time deposits that pay interest semiannually.

      Total stockholders' equity increased $626,000 to $29.6 million at September 30, 2004, from $29.0 million at June 30, 2004. The most significant components of the change included $395,000 of net income, 21,389 shares of First Bancorp common stock repurchased at a total cost of $437,000, a semiannual cash dividend totaling $472,000, and a $760,000 increase in the net unrealized gain/loss on securities available for sale. Also affecting stockholders' equity were $115,000 in allocations of ESOP and MRP shares, $38,000 from the exercise of stock options, and $227,000 of tax benefits from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, AND 2003

      GENERAL. Net income for the quarter ended September 30, 2004, rose $143,000, or 56.7%, to $395,000 from $252,000 for the quarter ended September 30, 2003. A significant rise in net interest income was principally responsible for the improved earnings. In addition, noninterest income revenue declined while noninterest expenses increased moderately. As a result, the annualized return on average assets improved to 0.58% for the quarter ended September 30, 2004, from 0.52% for the same quarter last year. The return on average equity increased to 5.45% from 3.37% for the comparative quarters.

      The Company's net spread tightened to 2.83% for the quarter ended September 30, 2004, from 3.09% for the quarter ended September 30, 2003. A leveraging program conducted from October 2003 through June 2004 had the most significant influence on the spread.

      NET INTEREST INCOME. The Company recognized $1.9 million of net interest income for the quarter ended September 30, 2004, an increase of $411,000, or 27.4%, from $1.5 million for the same period in 2003.

      Total interest income increased $716,000 to $3.3 million for the quarter ended September 30, 2004, from $2.6 million for the same quarter in 2003. Interest income from loans increased $212,000 between the comparative periods while interest income from investment securities and other interest-earning assets increased $504,000. Average loans outstanding increased to $170.4 million with an average yield of 5.81% for the quarter ended September 30, 2004, from $140.4 million with an average yield of 6.44% for the same period last year. The lower average yields were a result of the sustained low interest rate environment over the past twelve months. The average balance of all other interest-earning assets, predominately mortgage-backed securities and federal agency debentures, was $81.7 million with an average yield of 3.99% for the quarter ended September 30, 2004, compared to an average balance of $35.0 million and an average yield of 3.55% for the same period in 2003.

      During the quarter ended September 30, 2004, interest expenses totaled $1.4 million, or $306,000 above the $1.1 million recorded during the quarter ended September 30, 2003. The higher interest expenses were primarily the product of average deposits increasing to $190.6 million for the quarter ended September 30, 2004, from $116.8 million for the quarter ended September 30, 2003, and the average cost of those deposits falling to 2.06% from 2.18% for the respective periods. Also, interest expense on FHLB advances was $411,000 on an average balance of $46.3 million in the most recent quarter, down from the $454,000 expense on an average balance of $42.3 million for the same period a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $120,000, the provision for loan losses for the quarter ended September 30, 2004, was $30,000 higher than the same quarter in 2003. Although delinquency and loss trends have stabilized over the past year, management believes that additional provisions were warranted given the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. As discussed earlier, the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, nonperforming loans represented just 0.08% of total loans at September 30, 2004, compared to 0.28% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $443,000 for the quarter ended September 30, 2004, compared to $488,000 for the same period the preceding year, a decrease of 9.2%. Net gains on loan sales declined $82,000 to $116,000 for the quarter ended September 30, 2004, due largely to decreased mortgage loan sales. The cash surrender value of bank-owned life insurance gained $49,000 during the most recent quarter compared to $55,000 for the same quarter in 2003. Service charges on deposit accounts increased $11,000 between the comparative quarters. The remainder of the change in noninterest income was distributed among numerous accounts, most notably miscellaneous lending-related fees.

      NONINTEREST EXPENSE. At $1.6 million for the quarter ended September 30, 2004, total noninterest expense increased $79,000 from the same quarter a year ago. Relative to average assets, such expenses decreased to 2.31% from 3.08% on annualized basis.

      Salaries and employee benefits totaled $908,000 during the quarter ended September 30, 2004, compared to $927,000 for the same period in 2003. The reduction was attributed to the Company's withdrawal from the defined benefit pension plan effective June 30, 2004. This cost savings was partially offset by the changes to the Company's 401K employer matching formula together with higher medical insurance premiums.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative quarters. The $19,000 quarterly expense represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      Professional fees decreased to $36,000 for the quarter ended September 30, 2004, from $47,000 for the same quarter last fiscal year. Reduced expenses for legal counsel and investment consultation accounted for nearly the entire change.

      At $62,000, advertising expenses for the most recent quarter increased $42,000 over the same period last year. The increase was due to placing greater emphasis on promoting brand awareness.

      Data processing expenses climbed to $93,000 for the most recent quarter, a 40.2% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase. In addition, equipment expenses increased 17.0% between the comparative quarters due mainly to software leasing and licensing fees.

      Other noninterest expenses increased $26,000 to $276,000 for the quarter ended September 30, 2004, compared to $250,000 during the same period in 2003. The increase was distributed among numerous expense categories with the most notable being an $8,000 robbery loss.

      INCOME TAXES. Total income tax expense was $235,000 for the quarter ended September 30, 2004, compared to $121,000 for the same period last fiscal year. Effective tax rates for the quarters ended September 30, 2004 and 2003 approximated 37.2% and 32.5%, respectively. The expiration of low income housing tax credits was partially responsible for the higher effective rate.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2004, bank-only cash and cash equivalents totaled $11.2 million, or 4.1% of total assets. First Federal also had marketable securities, including investment CDs, totaling $73.0 million, of which, 87.0% were classified "available for sale." At the same time, First Federal had net commitments to fund loans, including loans in process, of $5.0 million.

      Retail certificates of deposit scheduled to mature in one year or less totaled $47.1 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $45.3 million remaining available to borrow under its credit arrangement with the FHLB as of September 30, 2004.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2004, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum     Well Capitalized per
                                                    Actual             Required Capital        12 CFR Part 565
                                              -------------------------------------------------------------------
                                               Amount     Ratio      Amount       Ratio       Amount       Ratio
                                              -------------------------------------------------------------------
                                                                      (Dollars in Thousands)
As of September 30, 2004 (unaudited)
   Total capital (to risk weighted assets)     $26,854    13.73%     $15,644       8.00%      $19,555      10.00%
   Tier I capital (to risk weighted assets)     25,960    13.28        7,822       4.00        11,733       6.00
   Tier I capital (to adjusted total assets)    25,960     9.66       10,745       4.00        13,431       5.00

As of June 30, 2004
   Total capital (to risk weighted assets)     $26,787    15.09%     $14,200       8.00%       17,750      10.00%
   Tier I capital (to risk weighted assets)     25,869    14.57        7,100       4.00        10,650       6.00
   Tier I capital (to adjusted total assets)    25,869     9.85       10,504       4.00        13,130       5.00

      The Company's second stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of September 30, 2004, 116,658 shares had been repurchased under the current program leaving 49,517 remaining to be purchased.

      The following chart summarizes stock repurchase activity during the most recent quarter.

---------------------------------------------------------------------------------------------------------
                                                                  Total Number of      Maximum Number of
                                                                Shares Purchased as   Shares that May Yet
                            Total Number of     Average Price    Part of Publicly     Be Purchased Under
            Period          Shares Purchased   Paid per Share     Announced Plan           the Plan
---------------------------------------------------------------------------------------------------------
July 1, 2004 through
July 31, 2004                         0               N/A                  0                70,906
---------------------------------------------------------------------------------------------------------
August 1, 2004 through
August 31, 2004                  19,889            $20.44             19,889                51,017
---------------------------------------------------------------------------------------------------------
September 1, 2004 through
September 30, 2004                1,500            $20.70              1,500                49,517
---------------------------------------------------------------------------------------------------------
Total                            21,389            $20.46             21,389
---------------------------------------------------------------------------------------------------------

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

ITEM 3.
CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See "Liquidity and Capital Resources" in Part I for information regarding stock repurchase activity during the quarter.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS.

31.1  Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

31.2  Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

32.0  Section 1350 Certifications.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST BANCORP OF INDIANA, INC.


Dated: November 12, 2004            By:  /s/ Michael H. Head
                                    --------------------------------------------
                                    Michael H. Head
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: November 12, 2004            By:  /s/ George J. Smith
                                    --------------------------------------------
                                    George J. Smith
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)