Form 10QSB
period 2004-12-31
FIRST BANCORP OF INDIANA INC
filed 2005-02-11
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Indiana                                 35-2061832
--------------------------------------------------------------------------------
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

2200 West Franklin Street, Evansville, Indiana                 47712
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,610,491 of common stock, par value $0.01 per share, were outstanding as of February 4, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Financial Statements                                                3
Item 2.   Management's Discussion and Analysis or Plan of Operation          11
Item 3.   Controls and Procedures                                            18

Part II   Other Information
Item 1.   Legal Proceedings                                                  19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.   Defaults Upon Senior Securities                                    19
Item 4.   Submission of Matters to a Vote of Security Holders                19
Item 5.   Other Information                                                  19
Item 6.   Exhibits                                                           19

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                        December 31, 2004    June 30, 2004
-------------------------------------------------------------------------------------------
                                                           (Unaudited)
Assets
     Cash and due from banks                              $   4,077,728       $   2,886,086
     Interest-bearing demand deposits                         2,904,535           3,918,784
     Federal funds sold                                       2,800,000           1,290,000
                                                          -------------       -------------
         Total cash and cash equivalents                      9,782,263           8,094,870
     Interest-bearing deposits                                1,228,239             943,789
     Investment securities
       Available for sale                                    63,522,485          66,113,319
       Held to maturity                                       7,654,652           9,396,072
                                                          -------------       -------------
         Total investment securities                         71,177,137          75,509,391
     Loans                                                  180,757,676         163,765,254
     Allowance for loan losses                               (1,063,294)         (1,077,954)
                                                          -------------       -------------
         Net loans                                          179,694,382         162,687,300
     Premises and equipment                                   2,639,724           2,720,106
     Goodwill                                                 1,786,297           1,786,297
     Core deposit intangibles                                   200,765             238,790
     Federal Home Loan Bank stock                             2,735,400           2,677,200
     Other assets                                             8,683,746           9,407,415
                                                          -------------       -------------
         Total assets                                     $ 277,927,953       $ 264,065,158
                                                          =============       =============

Liabilities
     Deposits
      Non-interest bearing                                $  11,309,773       $   6,206,246
      Interest bearing                                      190,958,715         176,533,610
                                                          -------------       -------------
         Total deposits                                     202,268,488         182,739,856
     Short-term borrowings                                    6,500,000          12,500,000
     Long-term debt                                          35,666,667          35,666,667
     Advances by borrowers for
       taxes and insurance                                      557,620             518,099
     Other liabilities                                        3,048,709           3,672,771
                                                          -------------       -------------
         Total liabilities                                  248,041,484         235,097,393
                                                          -------------       -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                                22,724              22,724
     Additional paid-in capital                              22,082,238          21,828,080
     Retained earnings                                       18,657,232          18,344,146
     Accumulated other comprehensive income                    (250,157)           (908,658)
                                                          -------------       -------------
                                                             40,512,037          39,286,292

     Less:
     Unreleased employee stock ownership plan
     shares - 90,892 and 98,470 shares                         (927,842)         (1,005,199)
     Treasury stock -  663,719 and 646,086 shares            (9,643,761)         (9,178,401)
     Unreleased MRP shares - 5,739 and 14,349 shares            (53,965)           (134,927)
                                                          -------------       -------------
     Total stockholders' equity                              29,886,469          28,967,765

                                                          -------------       -------------
         Total liabilities and stockholders' equity       $ 277,927,953       $ 264,065,158
                                                          =============       =============

       See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                                                              For the                         For the
                                                                        Three Months Ended                 Year to Date
                                                                            December 31,                    December 31,
                                                                  -----------------------------     -----------------------------
                                                                      2004              2003            2004               2003
-----------------------------------------------------------------------------------------------     -----------------------------
                                                                           (Unaudited)                     (Unaudited)
Interest Income
      Loans receivable                                            $ 2,540,972       $ 2,184,132     $ 5,015,844       $ 4,446,436
      Investment securities                                           751,567           342,952       1,511,233           611,092
      Deposits with financial institutions                             25,296             9,863          41,958            23,512
      Federal funds sold                                               21,337             3,387          28,327             5,083
      Other interest and dividend income                               27,847            27,726          59,612            55,452
                                                                  -----------       -----------     -----------       -----------
          Total interest income                                     3,367,019         2,568,060       6,656,974         5,141,575
                                                                  -----------       -----------     -----------       -----------

Interest Expense
      Deposits                                                      1,058,493           623,761       2,041,023         1,258,605
      Borrowings                                                      380,065           457,984         790,755           912,015
      Other                                                            26,814            25,275          53,628            50,550
                                                                  -----------       -----------     -----------       -----------
          Total interest expense                                    1,465,372         1,107,020       2,885,406         2,221,170
                                                                  -----------       -----------     -----------       -----------

Net Interest Income                                                 1,901,647         1,461,040       3,771,568         2,920,405

      Provision for Loan Losses                                        90,000           (43,155)        210,000            46,845
                                                                  -----------       -----------     -----------       -----------

Net Interest Income after Provision                                 1,811,647         1,504,195       3,561,568         2,873,560

Noninterest Income
      Increase in cash surrender values
         of life insurance                                             54,000            63,840         103,170           118,680
      Net gains on loan sales                                          24,728           259,877         140,257           457,058
      ATM transaction & POS interchange fees                           50,832            44,127         101,811            94,925
      Service charges on deposit accounts                              93,616            92,171         192,503           180,556
      Other Income                                                    152,050            73,363         280,434           169,753
                                                                  -----------       -----------     -----------       -----------
          Total noninterest income                                    375,226           533,378         818,175         1,020,972
                                                                  -----------       -----------     -----------       -----------

Noninterest Expense
      Salaries and employee benefits                                  851,811           943,576       1,759,432         1,870,438
      Net occupancy expense                                            77,893            67,113         149,878           137,199
      Equipment expense                                               112,996            85,859         211,156           169,757
      Amortization of intangible assets                                19,013            19,013          38,025            38,025
      Professional fees                                                39,755            41,416          75,434            88,459
      Advertising                                                      65,620            29,270         127,507            49,322
      Data processing fees                                             91,153            75,509         183,826           141,598
      Other expense                                                   310,199           246,572         586,014           496,867
                                                                  -----------       -----------     -----------       -----------
          Total noninterest expense                                 1,568,440         1,508,328       3,131,272         2,991,665
                                                                  -----------       -----------     -----------       -----------

Income Before Income Tax                                              618,433           529,245       1,248,471           902,867
      Income tax expense                                              228,238           169,637         462,883           291,023
                                                                  -----------       -----------     -----------       -----------

Net Income                                                        $   390,195       $   359,608     $   785,588       $   611,844
                                                                  ===========       ===========     ===========       ===========

      Basic earnings per share                                    $      0.26       $      0.23     $      0.52       $      0.40
      Diluted earnings per share                                  $      0.25       $      0.22     $      0.50       $      0.38
      Weighted average shares outstanding - Basic                   1,504,176         1,550,486       1,504,444         1,511,314
      Weighted average shares outstanding - Diluted                 1,568,753         1,637,056       1,571,353         1,596,912

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders' Equity

                                                                                                      Accumulated
                                                                       Additional                         Other
                                           Comprehensive    Common       Paid-in       Retained      Comprehensive
                                               Income       Stock        Capital       Earnings          Income
                                           -----------------------------------------------------------------------
                                                           -----------------------    ----------------------------
Balances, June 30, 2004                                    $22,724     $21,828,080    $18,344,146      ($908,658)
                                                           =======================    ============================
   Net income                                $  395,393                                   395,393
      Other comprehensive income,
      net of tax--Unrealized gains
      on securities (unaudited)                 760,015                                                  760,015

   Cash dividends paid ($0.29 per share)                                                 (472,502)
   Employee Stock Ownership Plan
    shares allocated                                                        37,476
   MRP shares allocated                                                     (1,198)
   Options exercised                                                       (21,582)
   Treasury shares purchased
   Tax benefit of employee
      benefit plans                                                        226,600
                                             ----------
   Comprehensive income (unaudited)          $1,155,408
                                             ==========
                                                           -----------------------    ----------------------------
Balances, Sept 30, 2004 (unaudited)                        $22,724     $22,069,376    $18,267,037      ($148,643)
                                                           =======================    ============================

   Net income                                $  390,195                                   390,195
      Other comprehensive income,
      net of tax--Unrealized gains
      (losses) on securities
      (unaudited)                              (101,514)                                                (101,514)

   Employee Stock Ownership Plan
    shares allocated                                                        36,445
   MRP shares allocated                                                     (1,198)
   Options exercised                                                       (22,385)
   Treasury shares purchased
                                             ----------
   Comprehensive income (unaudited)          $  288,681
                                             ==========
                                                           -----------------------    ----------------------------
Balances, Dec 31, 2004 (unaudited)                         $22,724     $22,082,238    $18,657,232      ($250,157)
                                                           =======================    ============================

                                            Unallocated    Unallocated
                                                ESOP           MRP         Treasury
                                               Shares        Shares         Shares         Total
                                            -------------------------------------------------------
                                            -------------------------------------------------------
Balances, June 30, 2004                     ($1,005,199)    ($134,927)   ($9,178,401)   $28,967,765
                                            =======================================================
   Net income                                                                               395,393
      Other comprehensive income,
      net of tax--Unrealized gains
      on securities (unaudited)                                                             760,015

   Cash dividends paid ($0.29 per share)                                                   (472,502)
   Employee Stock Ownership Plan
    shares allocated                             38,648                                      76,124
   MRP shares allocated                                        40,481                        39,283
   Options exercised                                                          59,907         38,325
   Treasury shares purchased                                                (437,554)      (437,554)
   Tax benefit of employee
      benefit plans                                                                         226,600

   Comprehensive income (unaudited)

                                            -------------------------------------------------------
Balances, Sept 30, 2004 (unaudited)           ($966,551)     ($94,446)   ($9,556,048)   $29,593,449
                                            =======================================================

   Net income                                                                               390,195
      Other comprehensive income,
      net of tax--Unrealized gains
      (losses) on securities
      (unaudited)                                                                          (101,514)

   Employee Stock Ownership Plan
    shares allocated                             38,709                                      75,154
   MRP shares allocated                                        40,481                        39,283
   Options exercised                                                         192,768        170,383
   Treasury shares purchased                                                (280,481)      (280,481)

   Comprehensive income (unaudited)

                                            -------------------------------------------------------
Balances, Dec 31, 2004 (unaudited)            ($927,842)     ($53,965)   ($9,643,761)   $29,886,469
                                            =======================================================

See notes to unaudited condensed consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                                    Year to Date
                                                                                    December 31,
                                                                         ---------------------------------
                                                                             2004                 2003
                                                                         ------------         ------------
                                                                                    (Unaudited)
Net Cash Provided (Used) by Operating Activities                         $  1,336,278         $  1,631,076

Investing Activities
   Net change in interest-bearing deposits                                   (284,450)             609,888
   Proceeds from maturities of securities available for sale                8,579,378            4,629,030
   Proceeds from maturities of securities held to maturity                  1,735,456            5,819,629
   Purchases of securities available for sale                              (5,055,958)         (29,356,974)
   Net change in loans                                                    (17,170,405)          (3,357,602)
   Purchases of premises and equipment                                        (39,229)            (113,558)
   Purchase FHLB stock                                                              0             (266,700)
                                                                         ------------         ------------
      Net cash used by investing activities                               (12,235,208)         (22,036,287)
                                                                         ------------         ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                              11,238,983             (296,660)
      Certificates of deposit                                               8,289,649           16,058,623
   Proceeds from issuance of borrowed funds                                 6,000,000            7,000,000
   Repayments of long-term debt                                            (2,000,000)                   0
   Repayments of short-term advances                                      (10,000,000)                   0
   Advances by borrowers for taxes and insurance                               39,521             (116,151)
   Dividends paid                                                            (472,502)            (438,639)
   Purchase treasury shares                                                  (718,035)            (421,450)
   Options exercised                                                          208,708              182,500
                                                                         ------------         ------------
      Net cash provided by financing activities                            12,586,324           21,968,223
                                                                         ------------         ------------

Net Change in Cash and Cash Equivalents                                     1,687,393            1,563,012

Cash and Cash Equivalents, Beginning of Period                              8,094,870            4,589,165
                                                                         ------------         ------------

Cash and Cash Equivalents, End of Period                                 $  9,782,263         $  6,152,177
                                                                         ============         ============

Additional Cash Flow Information
   Interest paid                                                         $  2,789,377         $  2,158,549
   Income tax paid                                                            295,000              109,000

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the year ending June 30, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At December 31, 2004, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                        Three Months Ended December 31,
                                                            2004               2003
                                                         -----------       -----------
Net Income, as reported                                  $   390,195       $   359,608

Less: Total stock-based employee compensation cost
      determined under the fair value based method,
      net of income taxes                                    (14,526)          (24,488)
                                                         -----------       -----------

Pro forma net income                                     $   375,669       $   335,120
                                                         ===========       ===========

Earnings per share:
Basic - as reported                                      $      0.26       $      0.23
Basic - pro forma                                               0.25              0.22

Diluted - as reported                                    $      0.25       $      0.22
Diluted - pro forma                                             0.24              0.20

                                                         Six Months Ended December 31,
                                                             2004              2003
                                                         -----------       -----------
Net Income, as reported                                  $   785,588       $   611,844

Less: Total stock-based employee compensation cost
      determined under the fair value based method,
      net of income taxes                                    (29,052)          (48,976)
                                                         -----------       -----------

Pro forma net income                                     $   756,536       $   562,868
                                                         ===========       ===========

Earnings per share:
Basic - as reported                                      $      0.52       $      0.40
Basic - pro forma                                               0.50              0.37

Diluted - as reported                                    $      0.50       $      0.38
Diluted - pro forma                                             0.48              0.35

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's borrowings at December 31, 2004, and June 30, 2004. Each putable advance is putable at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. Not reflected in the table below are short-term, variable-rate Federal Home Loan Bank advances of $6.5 million at December 31, 2004, and $12.5 million at June 30, 2004.

                                                         December 31,        June 30,
                                                             2004              2004
                                                         ------------      -----------
                                                         (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 5.370%, due in February 2011            $10,000,000       $10,000,000
   Fixed rate of 4.830%, due in July 2011                 10,000,000        10,000,000
   Fixed rate of 2.650%, due in March 2008                 5,000,000         5,000,000
   Fixed rate of 2.100%, due in March 2008                 5,000,000         5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 3.05%, due in July 2006                   2,000,000
   Fixed rate of 1.88%, due in May 2005                    2,000,000         2,000,000
   Fixed rate of 1.43%, due in July 2004                                     2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                    1,666,667         1,666,667
                                                         -----------       -----------

     Total Federal Home Loan Bank advances               $35,666,667       $35,666,667
                                                         ===========       ===========

     Weighted average rate                                     3.984%            3.894%
                                                         ===========       ===========

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the quarters ended December 31, 2004, and December 31, 2003, were computed as follows:

                                                           Quarter Ended December 31, 2004
                                                 ------------------------------------------------
                                                                    Weighted-
                                                    Income       Average Shares  Per Share Amount
                                                 ------------------------------------------------
Net income                                       $   390,195
                                                 -----------

Basic earnings per share
Income available to common stockholders          $   390,195        1,504,176      $      0.26
                                                                                   ===========

Effect of dilutive securities
Stock options                                             --           58,968
Unvested MRP shares                                       --            5,609
                                                 -----------      -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $   390,195        1,568,753      $      0.25
                                                 ===========      ===========      ===========

                                                        Quarter Ended December 31, 2003
                                                 ------------------------------------------------
                                                                    Weighted-
                                                    Income       Average Shares  Per Share Amount
                                                 ------------------------------------------------
Net income                                       $   359,608
                                                 -----------

Basic earnings per share
Income available to common stockholders          $   359,608        1,550,486      $      0.23
                                                                                   ===========

Effect of dilutive securities
Stock options                                             --           75,077
Unvested MRP shares                                       --           11,493
                                                 -----------      -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $   359,608        1,637,056      $      0.22
                                                 ===========      ===========      ===========

      Year-to-date earnings per share were computed as follows:

                                                         Six Months Ended December 31, 2004
                                                 --------------------------------------------------
                                                                     Weighted-
                                                     Income       Average Shares   Per Share Amount
                                                 --------------------------------------------------
Net income                                       $    785,588
                                                 ------------

Basic earnings per share
Income available to common stockholders          $    785,588         1,504,444      $       0.52
                                                                                     ============

Effect of dilutive securities
Stock options                                              --            61,266
Unvested MRP shares                                        --             5,643
                                                 ------------      ------------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $    785,588         1,571,353      $       0.50
                                                 ============      ============      ============

                                                          Six Months Ended December 31, 2003
                                                 --------------------------------------------------
                                                                     Weighted-
                                                     Income       Average Shares   Per Share Amount
                                                 --------------------------------------------------

Net income                                       $    611,844
                                                 ------------

Basic earnings per share
Income available to common stockholders          $    611,844         1,511,314      $       0.40
                                                                                     ============

Effect of dilutive securities
Stock options                                              --            74,246
Unvested MRP shares                                        --            11,352
                                                 ------------      ------------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $    611,844         1,596,912      $       0.38
                                                 ============      ============      ============

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2003, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2004. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004, AND JUNE 30, 2004

      Total consolidated assets of the Company grew $13.8 million, or 5.2%, to $277.9 million at December 31, 2004, from $264.1 million at June 30, 2004. This growth in total assets primarily occurred as proceeds from deposit growth were used to repay borrowings and fund loan growth.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $1.7 million to $9.8 million during the six months ended December 31, 2004. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, increased $284,000 to $1.2 million.

      Investment securities, excluding investment CDs, decreased 5.7% to $71.2 million at December 31, 2004, from $75.5 million at June 30, 2004. This portfolio is composed entirely of mortgage-related securities and federal agency notes with the former constituting the vast majority.

      Net loans grew to $179.7 million at December 31, 2004, a $17.0 million increase from $162.7 million at June 30, 2004, with the consumer loan portfolio experiencing just over half the growth. The consumer loan portfolio increased 13.3% as a greater than normal share of indirect automobile loan production was retained due to its favorable yield and interest rate risk characteristics. During the six months ended December 31, 2004, indirect loan production totaled $32.5 million and $8.4 million was sold. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to range from 30% to 60% of production in the near-term. During the same period, $7.2 million of newly originated permanent single family residential mortgage loans, or 35.5% of total production, were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans.

      The allowance for loan losses totaled $1.1 million at December 31, 2004, a $15,000 reduction from the June 30, 2004, level. The change was composed of $210,000 in provisions for losses and $225,000 in net charge-offs. The Company's allowance for loan losses represented 0.59% of total loans at December 31, 2004, compared to 0.66% at June 30, 2004. Relative to nonperforming assets, the allowance for loan losses increased to 759.3% at December 31, 2004, from 353.4% at June 30, 2004. These ratio changes were attributed chiefly to the charge-off of approximately $124,000 of severely delinquent automobile loans to borrowers that are under Chapter 13 bankruptcy protection. The entire amount of these loans had previously been included in the total amount of nonperforming loans and had a specific reserve established for that portion of the loans that was classified as a loss.

      The table below highlights changes, including the effects of the Chapter 13 loans discussed above, in the Company's nonperforming assets since the most recent fiscal year end.

                                                             December 31,        June 30,
                                                                2004               2004
                                                             (unaudited)
                                                            ------------       ------------
Loans accounted for on a nonaccrual basis                   $    140,000       $    305,000
Accruing loans past due 90 days or more                               --                 --
                                                            ------------       ------------
Nonperforming loans                                         $    140,000       $    305,000
Real estate owned (net)                                     $     35,000                 --
Other repossessed assets                                    $     39,000       $     43,000
                                                            ------------       ------------
     Total nonperforming assets                             $    214,000       $    348,000
                                                            ============       ============

Restructured loans                                                    --                 --

Total loans delinquent 90 days or more to net loans                 0.08%              0.19%
Total loans delinquent 90 days or more to total assets              0.05%              0.12%
Total nonperforming assets to total assets                          0.08%              0.13%

      Total deposits increased $19.6 million to $202.3 million at December 31, 2004, from $182.7 million at June 30, 2004. Deposit growth was the product of an $8.3 million increase in time deposits, including brokered funds, and a $11.3 million net inflow from non-maturity deposit instruments. Brokered deposits obtained during the current fiscal year ranged in maturity from 12 to 24 months, and carry "all-in" rates comparable to those offered in the local retail market. Borrowings, which were reduced $6.0 million to $42.2 million at December 31, 2004, consisted entirely of FHLB advances. First Federal believes that it has a substantial amount of excess borrowing capacity under its blanket collateral agreement with the FHLB.

      At $558,000, escrow balances at December 31, 2004, were 7.6% above the levels six months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, decreased $624,000, or 17.0%, during the most recent six-month period. The change was attributed primarily to settlement of an liability associated with the Company's withdrawal from its defined benefit pension plan.

      Total stockholders' equity increased $919,000 to $29.9 million at December 31, 2004, from $29.0 million at June 30, 2004. The most significant components of the change included $786,000 of net income, 35,207 shares of First Bancorp common stock repurchased at a total cost of $718,000, a semiannual cash dividend totaling $473,000, and a $658,000 increase in the net unrealized gain/loss on securities available for sale. Also affecting stockholders' equity were $230,000 in allocations of ESOP and MRP shares, $209,000 from the exercise of stock options, and $227,000 of tax benefits from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004, AND 2003

      GENERAL. Net income for the quarter ended December 31, 2004, rose $30,000, or 8.3%, to $390,000 from $360,000 for the quarter ended December 31, 2003. Greater net interest income was principally responsible for the improved earnings. In addition, noninterest income revenue declined sharply while noninterest expenses increased moderately. Although the annualized return on average assets decreased to 0.56% for the quarter ended December 31, 2004, from 0.71% for the same quarter last year, the annualized return on average equity increased to 5.24% from 4.83% for the comparative quarters.

      The Company's net spread tightened to 2.81% for the quarter ended December 31, 2004, from 2.94% for the quarter ended December 31, 2003. A leveraging program conducted from October 2003 through June 2004 had the most significant influence on the spread.

      NET INTEREST INCOME. The Company recognized $1.9 million of net interest income for the quarter ended December 31, 2004, an increase of $441,000, or 29.4%, from $1.5 million for the same period in 2003.

      Total interest income increased $799,000 to $3.4 million for the quarter ended December 31, 2004, from $2.6 million for the same quarter in 2003. Interest income from loans increased $357,000 between the comparative periods while interest income from investment securities and other interest-earning assets increased $442,000. Average loans outstanding increased to $174.4 million with an average yield of 5.83% for the quarter ended December 31, 2004, from $145.0 million with an average yield of 6.03% for the same period last year. The lower average yields were a result of the sustained low interest rate environment over the past twelve months. The average balance of all other interest-earning assets, predominately mortgage-backed securities and federal agency debentures, was $83.2 million with an average yield of 3.97% for the quarter ended December 31, 2004, compared to an average balance of $39.9 million and an average yield of 3.85% for the same period in 2003.

      During the quarter ended December 31, 2004, interest expenses totaled $1.5 million, or $358,000 above the $1.1 million recorded during the quarter ended December 31, 2003. The higher interest expenses were primarily the product of average deposits increasing to $202.9 million for the quarter ended December 31, 2004, from $124.5 million for the quarter ended December 31, 2003, and the average cost of those deposits increasing slightly to 2.09% from 2.00% for the respective periods. Also, interest expense on FHLB advances was $380,000 on an average balance of $38.5 million in the most recent quarter, down from the $458,000 expense on an average balance of $43.4 million for the like quarter a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The Company recorded $90,000 of provisions for loan losses in the quarter ended December 31, 2004, compared to a $43,000 net recapture of allowances during the same quarter last year. The prior year's recapture was related to the sale of loans for which allowances had been provided previously. Although delinquency and loss trends have stabilized over the past year, management believes that additional provisions were warranted given the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. As discussed earlier, the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, nonperforming loans represented just 0.08% of total loans at December 31, 2004, compared to 0.31% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $375,000 for the quarter ended December 31, 2004, compared to $533,000 for the same period the preceding year, a decrease of 29.6%. Net gains on loan sales declined $235,000 to $25,000 for the quarter ended December 31, 2004, due to the absence of consumer loan sales. During same quarter last year, the Company recorded $240,000 of gains on $22.6 million of indirect automobile loans sold. The cash surrender value of bank-owned life insurance gained $54,000 during the most recent quarter compared to $64,000 for the same quarter in 2003. The remainder of the change in noninterest income was distributed among numerous accounts, most notably miscellaneous lending-related service fees which increased $62,000.

      NONINTEREST EXPENSE. At $1.6 million for the quarter ended December 31, 2004, total noninterest expense increased $60,000 from the same quarter a year ago. Relative to average assets, such expenses decreased to 2.27% from 2.99% on an annualized basis.

      Salaries and employee benefits totaled $852,000 during the quarter ended December 31, 2004, compared to $944,000 for the same period in 2003. The reduction was attributed to the Company's withdrawal from the defined benefit pension plan effective June 30, 2004. In addition to the ongoing cost savings associated with the withdrawal, the Company reduced its corresponding liability, which was settled during the most recent quarter, by $61,000. The cost savings was partially offset by the changes to the Company's 401K employer matching formula.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative quarters. The $19,000 quarterly expense represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      At $66,000, advertising expenses for the most recent quarter increased $36,000 over the same period last year. The increase was due to placing greater emphasis on promoting brand awareness.

      Data processing expenses rose to $91,000 for the most recent quarter, a 20.7% increase from the same quarter a year ago. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase. In addition, equipment expenses increased 31.6% between the comparative quarters due mainly to software leasing and licensing fees.

      Other noninterest expenses increased $64,000 to $310,000 for the quarter ended December 31, 2004, compared to $246,000 during the same period in 2003. The increase was distributed among numerous expense categories.

      INCOME TAXES. Total income tax expense was $228,000 for the quarter ended December 31, 2004, compared to $170,000 for the same period last fiscal year. Effective tax rates for the quarters ended December 31, 2004 and 2003 approximated 36.9% and 32.1%, respectively. The expiration of low income housing tax credits was partially responsible for the higher effective rate.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004, AND 2003

      GENERAL. At $786,000, net income for the six months ended December 31, 2004, was $174,000 or 28.4% above the $612,000 for the six months ended December 31, 2003. Higher net interest income more than offset reduced noninterest income and increased noninterest expenses.

      The Company's interest rate spread narrowed to 2.82% for the six months ended December 31, 2004, from 3.01% for the six months ended December 31, 2003. However, improved leverage of the Company's strong capital position resulted in substantially greater net interest income as evidenced by the return on average equity which improved to an annualized 5.35% for the six months ended December 31, 2004, from 4.10% for the same period in 2003. The return on average assets decreased slightly to 0.57% from 0.62% for the respective six months periods.

      NET INTEREST INCOME. Net interest income for the six months ended December 31, 2004, increased $851,000 to $3.8 million from $2.9 million for the same timeframe in fiscal 2004.

      Total interest income increased $1.5 million during the six months ended December 31, 2004, to $6.6 million from $5.1 million. Interest income on loans grew $569,000 while interest income from investment securities and deposits from other financial institutions, including Fed funds sold, added a combined $942,000. In addition, dividends on FHLB and FNMA stock improved $4,000. Average loans outstanding increased to $172.4 million with an average yield of 5.82% for the six months ended December 31, 2004, from $142.7 million with an average yield of 6.23% for the same period the preceding fiscal year. The average yield on investment securities rose to 4.12% for the six months ended December 31, 2004, from 3.91% for the same period in fiscal 2004. Similarly, the combined yield on deposits with financial institutions and Fed funds sold increased to 2.16% from 1.48%. The average aggregate balance of investment securities and deposits with financial institutions, including fed funds sold, grew to $79.8 million from $35.2 million for the respective periods. The significantly higher earnings from investment securities were due to a strategy initiated last fiscal year to better leverage the Company's strong capital position.

      The higher interest revenue was partly offset by a $664,000 increase in interest expenses. For the six months ended December 31, 2004, total interest expense totaled $2.9 million compared to $2.2 million for the six months ended December 31, 2003. Although average deposits grew significantly to $196.8 million for the six months ended December 31, 2004, from $120.6 million for the same period in fiscal 2004, the average cost of deposits declined slightly to 2.07% from 2.09%. Interest expense on borrowings from the Federal Home Loan Bank was $791,000 during the first two quarters of fiscal 2005 compared to $912,000 for the same period one year ago on average borrowings of $42.4 million and $42.9 million, respectively.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The Company recorded $210,000 of provisions for loan losses in the six months ended December 31, 2004, compared to $47,000 during the same period last year. The prior year's provision was net of a recapture related to the sale of loans for which allowances had been provided previously. Although delinquency and loss trends have stabilized over the past year, management believes that additional provisions were warranted given the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio.

      During the first half of fiscal 2005, the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, net charge-offs increased to $225,000 through the first six months of fiscal 2005 versus $116,000 for the first half of fiscal 2004. The current year charge-off total includes $124,000 related to the revised treatment. Nonperforming loans, which are net of any principal charged-off, represented just 0.08% of total loans at December 31, 2004, compared to 0.31% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income declined to $818,000 for the six months ended December 31, 2004, from $1.0 million for the same period the prior year. Gains on loan sales, which decreased to $140,000 from $457,000 for the respective six-month periods, were primarily responsible for the decline. The cash surrender value of bank-owned life insurance added $103,000 over the first six months of fiscal 2005, a $16,000 decrease from the same period in fiscal 2004. These reductions were partially offset by greater service charges on deposit accounts, ATM/POS fees, and miscellaneous lending-related service fees.

      NONINTEREST EXPENSE. At $3.1 million, total noninterest expense for the six months ended December 31, 2004, increased $140,000 from the same period the preceding year. Due to balance sheet growth, noninterest expenses decreased to an annualized 2.29% of average assets over the past two quarters from 3.04% during the same span last year.

      Salaries and employee benefits totaled $1.8 million during the first two quarters of fiscal 2005 compared to $1.9 million for the same period in fiscal 2004. The reduction was attributed to the Company's withdrawal from the defined benefit pension plan effective June 30, 2004. In addition to the ongoing cost savings associated with the withdrawal, the Company reduced its corresponding liability, which was recently settled, by $61,000. The cost savings was partially offset by the changes to the Company's 401K employer matching formula.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative six-month periods. The $38,000 expense for both comparative periods represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses climbed to $184,000 for the most recent six-month period, a 29.8% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase.

      Equipment expenses increased 24.1% to $211,000 through the first half of fiscal 2005 from $170,000 in the first half of last year. The higher level of expenses was due mainly to software leasing and licensing fees.

      At $128,000, advertising expenses over the past two quarters were $78,000 higher than the same period last year. The increase was due to greater emphasis placed on promoting brand awareness.

      Other noninterest expenses increased $89,000 to $586,000 for the six months ended December 31, 2004, compared to $497,000 during the same period in 2003. The increase was distributed among numerous expense categories.

      INCOME TAXES. Total income tax expense was $463,000 for the six months ended December 31, 2004, compared to $291,000 for the same period the preceding year. The effective tax rates for the six-month periods ended December 31, 2004 and 2003, respectively, were 37.1% and 32.2%. The expiration of low income housing tax credits was partially responsible for the higher effective rate.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2004, bank-only cash and cash equivalents totaled $9.4 million, or 3.4% of total assets. First Federal also had marketable securities, including investment CDs, totaling $72.4 million, of which, 87.7% were classified "available for sale." At the same time, First Federal had net commitments to fund loans, including loans in process, of $4.7 million.

      Retail certificates of deposit scheduled to mature in one year or less totaled $45.0 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $38.2 million remaining available to borrow under its credit arrangement with the FHLB as of December 31, 2004.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2004, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                     Regulatory Minimum       Well Capitalized per
                                                      Actual          Required Capital          12 CFR Part 565
                                               -------------------------------------------------------------------
                                                Amount    Ratio      Amount       Ratio        Amount       Ratio
                                               -------------------------------------------------------------------
                                                                   (Dollars in Thousands)
As of December 31, 2004 (unaudited)
-----------------------------------
   Total capital (to risk weighted assets)     $27,451    13.87%     $15,836       8.00%       $19,795      10.00%
   Tier I capital (to risk weighted assets)     26,507    13.39        7,918       4.00         11,877       6.00
   Tier I capital (to adjusted total assets)    26,507     9.59       11,055       4.00         13,819       5.00

As of June 30, 2004
-------------------
   Total capital (to risk weighted assets)     $26,787    15.09%     $14,200       8.00%       $17,750      10.00%
   Tier I capital (to risk weighted assets)     25,869    14.57        7,100       4.00         10,650       6.00
   Tier I capital (to adjusted total assets)    25,869     9.85       10,504       4.00         13,130       5.00

      The Company's second stock repurchase program was announced on February 19, 2003, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of December 31, 2004, 130,476 shares had been repurchased under the current program leaving 35,699 to be purchased.

      The following chart summarizes stock repurchase activity during the most recent quarter.

----------------------------------------------------------------------------------------------------------------------
                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                  Total Number of       Average Price      Part of Publicly      Be Purchased Under
          Period                  Shares Purchased     Paid per Share       Announced Plan            the Plan
----------------------------------------------------------------------------------------------------------------------
October 1, 2004 through                2,000                20.49                2,000                 47,517
October 31, 2004
----------------------------------------------------------------------------------------------------------------------

November 1, 2004 through               5,718                20.27                5,718                 41,799
November 30, 2004
----------------------------------------------------------------------------------------------------------------------

December 1, 2004 through               6,100                20.11                6,100                 35,699
December 31, 2004
----------------------------------------------------------------------------------------------------------------------

Total                                 13,818                20.23               13,818
----------------------------------------------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

      As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

      We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

ITEM 3.

CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders of the Company was held on November 17, 2004. The results of the vote on the matters presented at the meeting is as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                          Vote For             Vote Withheld
                                          --------             -------------

              David E. Gunn               1,527,477                 9,510
              E. Harvey Seaman III        1,528,027                 8,960
              Jerome A. Ziemer            1,527,177                 9,810

2. The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2005, was ratified by stockholders by the following vote:


           For  1,521,477            Against   14,110         Abstain   400

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

                         FIRST BANCORP OF INDIANA, INC.


Dated: February 11, 2005                 By:  /s/ Michael H. Head
                                         ---------------------------------------
                                         Michael H. Head
                                         President and Chief Executive Officer
                                         (principal executive officer)


Dated: February 11, 2005                 By:  /s/ George J. Smith
                                         ---------------------------------------
                                         George J. Smith
                                         Treasurer and Chief Financial Officer
                                         (principal financial and accounting
                                         officer)