Form 10QSB
period 2005-03-31
FIRST BANCORP OF INDIANA INC
filed 2005-05-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,604,306 of common stock, par value $0.01 per share, were outstanding as of May 6, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

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

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                         March 31, 2005      June 30, 2004
-------------------------------------------------------------------------------------------
                                                           (Unaudited)
Assets
     Cash and due from banks                              $   3,865,713       $   2,886,086
     Interest-bearing demand deposits                         2,612,263           3,918,784
     Federal funds sold                                       1,785,000           1,290,000
                                                          -------------       -------------
         Total cash and cash equivalents                      8,262,976           8,094,870
     Interest-bearing deposits                                  842,745             943,789
     Investment securities
       Available for sale                                    60,144,407          66,113,319
       Held to maturity                                       6,864,561           9,396,072
                                                          -------------       -------------
         Total investment securities                         67,008,968          75,509,391
     Loans                                                  190,261,226         163,765,254
     Allowance for loan losses                               (1,057,719)         (1,077,954)
                                                          -------------       -------------
         Net loans                                          189,203,507         162,687,300
     Premises and equipment                                   3,475,691           2,720,106
     Goodwill                                                 1,786,297           1,786,297
     Core deposit intangibles                                   181,752             238,790
     Federal Home Loan Bank stock                             2,764,500           2,677,200
     Other assets                                             9,547,562           9,407,415
                                                          -------------       -------------
         Total assets                                     $ 283,073,998       $ 264,065,158
                                                          =============       =============

Liabilities
     Deposits
      Non-interest bearing                                $  12,101,601       $   6,206,246
      Interest bearing                                      189,457,994         176,533,610
                                                          -------------       -------------
         Total deposits                                     201,559,595         182,739,856
     Short-term borrowings                                    4,000,000          12,500,000
     Long-term debt                                          43,666,667          35,666,667
     Advances by borrowers for
       taxes and insurance                                      841,353             518,099
     Other liabilities                                        3,810,820           3,672,771
                                                          -------------       -------------
         Total liabilities                                  253,878,435         235,097,393
                                                          -------------       -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                                22,724              22,724
     Additional paid-in capital                              22,053,744          21,828,080
     Retained earnings                                       18,541,779          18,344,146
     Accumulated other comprehensive income                    (704,060)           (908,658)
                                                          -------------       -------------
                                                             39,914,187          39,286,292

     Less:
     Unreleased employee stock ownership plan
     shares - 87,106 and 98,470 shares                         (889,194)         (1,005,199)
     Treasury stock -  667,769 and 646,086 shares            (9,815,946)         (9,178,401)
     Unreleased MRP shares - 1,434 and 14,349 shares            (13,484)           (134,927)

                                                          -------------       -------------
     Total stockholders' equity                              29,195,563          28,967,765

                                                          -------------       -------------
         Total liabilities and stockholders' equity       $ 283,073,998       $ 264,065,158
                                                          =============       =============

       See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

                                                                                                            Accumulated
                                                                             Additional                        Other
                                               Comprehensive    Common         Paid-in        Retained     Comprehensive
                                                   Income        Stock         Capital        Earnings         Income
                                               -------------------------------------------------------------------------
                                                                ------------------------    ----------------------------
Balances, June 30, 2004                                         $22,724      $21,828,080    $18,344,146     ($908,658)
                                                                ========================    ============================

   Net income                                   $  395,393                                      395,393
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                     760,015                                                    760,015

   Cash dividends paid ($0.29 per share)                                                       (472,502)
   Employee Stock Ownership Plan
    shares allocated                                                              37,476
   MRP shares allocated                                                           (1,198)
   Options exercised                                                             (21,582)
   Treasury shares purchased
   Tax benefit of employee
     benefit plans                              ----------                       226,600
   Comprehensive income (unaudited)             $1,155,408
                                                ==========
                                                                ------------------------    ----------------------------
Balances, Sept 30, 2004 (unaudited)                             $22,724      $22,069,376    $18,267,037     ($148,643)
                                                                ========================    ============================

   Net income                                   $  390,195                                      390,195
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                    (101,514)                                                  (101,514)

   Employee Stock Ownership Plan
    shares allocated                                                              36,445
   MRP shares allocated                                                           (1,198)
   Options exercised                                                             (22,385)
   Treasury shares purchased                    ----------
   Comprehensive income (unaudited)             $  288,681
                                                ==========
                                                                ------------------------    ----------------------------
Balances, Dec 31, 2004 (unaudited)                              $22,724      $22,082,238    $18,657,232     ($250,157)
                                                                ========================    ============================

   Net income                                   $  370,391                                      370,391
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                    (453,903)                                                  (453,903)

   Cash dividends paid ($0.30 per share)                                                       (485,844)
   Employee Stock Ownership Plan
    shares allocated                                                              37,123
   MRP shares allocated                                                           (1,198)
   Options exercised                                                             (64,419)
   Treasury shares purchased                    ----------
   Comprehensive income (unaudited)               ($83,512)
                                                ==========
                                                                ------------------------    ----------------------------
Balances, Mar 31, 2005 (unaudited)                              $22,724      $22,053,744    $18,541,779     ($704,060)
                                                                ========================    ============================


                                               Unallocated        Unallocated
                                                   ESOP                MRP          Treasury
                                                  Shares             Shares           Shares             Total
                                               -----------------------------------------------------------------
                                               -----------------------------------------------------------------
Balances, June 30, 2004                        ($1,005,199)        ($134,927)      ($9,178,401)      $28,967,765
                                               =================================================================

   Net income                                                                                            395,393
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                                                                           760,015

   Cash dividends paid ($0.29 per share)                                                                (472,502)
   Employee Stock Ownership Plan
    shares allocated                                38,648                                                76,124
   MRP shares allocated                                               40,481                              39,283
   Options exercised                                                                    59,907            38,325
   Treasury shares purchased                                                          (437,554)         (437,554)
   Tax benefit of employee
     benefit plans                                                                                       226,600
   Comprehensive income (unaudited)

                                               -----------------------------------------------------------------
Balances, Sept 30, 2004 (unaudited)              ($966,551)         ($94,446)      ($9,556,048)      $29,593,449
                                               =================================================================

   Net income                                                                                            390,195
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                                                                          (101,514)

   Employee Stock Ownership Plan
    shares allocated                                38,709                                                75,154
   MRP shares allocated                                               40,481                              39,283
   Options exercised                                                                   192,768           170,383
   Treasury shares purchased                                                          (280,481)         (280,481)
   Comprehensive income (unaudited)

                                               -----------------------------------------------------------------
Balances, Dec 31, 2004 (unaudited)               ($927,842)         ($53,965)      ($9,643,761)      $29,886,469
                                               =================================================================

   Net income                                                                                            370,391
     Other comprehensive income,
     net of tax--Unrealized gains (losses)
     on securities (unaudited)                                                                          (453,903)

   Cash dividends paid ($0.30 per share)                                                                (485,844)
   Employee Stock Ownership Plan
    shares allocated                                38,648                                                75,771
   MRP shares allocated                                               40,481                              39,283
   Options exercised                                                                   218,314           153,895
   Treasury shares purchased                                                          (390,499)         (390,499)
   Comprehensive income (unaudited)

                                               -----------------------------------------------------------------
Balances, Mar 31, 2005 (unaudited)               ($889,194)         ($13,484)      ($9,815,946)      $29,195,563
                                               =================================================================

See notes to unaudited condensed consolidated financial statements.

                FIRST BANCORP OF INDIANA, INC.
                        AND SUBSIDIARY

         Condensed Consolidated Statements of Income

                                                                   For the                          For the
                                                            Three Months Ended                    Year to Date
                                                                  March 31,                         March 31,
                                                         ----------------------------      ----------------------------
                                                             2005             2004             2005            2004
-------------------------------------------------------------------------------------      ----------------------------
                                                                 (Unaudited)                       (Unaudited)
Interest Income
      Loans receivable                                   $ 2,667,673      $ 2,085,189      $ 7,683,518      $ 6,531,625
      Investment securities                                  701,045          547,881        2,212,277        1,158,973
      Deposits with financial institutions                    21,387           14,035           63,345           37,547
      Federal funds sold                                      11,956            1,867           40,283            6,950
      Other interest and dividend income                      29,180           32,252           88,792           87,704
                                                         -----------      -----------      -----------      -----------
          Total interest income                            3,431,241        2,681,224       10,088,215        7,822,799
                                                         -----------      -----------      -----------      -----------

Interest Expense
      Deposits                                             1,048,304          694,667        3,089,326        1,953,272
      Borrowings                                             421,443          459,302        1,212,198        1,371,318
      Other                                                   26,814           25,876           80,442           76,425
                                                         -----------      -----------      -----------      -----------
          Total interest expense                           1,496,561        1,179,845        4,381,966        3,401,015
                                                         -----------      -----------      -----------      -----------

Net Interest Income                                        1,934,680        1,501,379        5,706,249        4,421,784

      Provision for Loan Losses                               60,000           90,000          270,000          136,845
                                                         -----------      -----------      -----------      -----------

Net Interest Income after Provision                        1,874,680        1,411,379        5,436,249        4,284,939

Noninterest Income
      Increase in cash surrender values
         of life insurance                                    54,000           56,477          157,170          175,157
      Net gains on loan sales                                 26,606          147,517          166,864          604,575
      ATM transaction & POS interchange fees                  64,758           44,640          166,569          139,565
      Service charges on deposit accounts                     83,812           82,056          276,315          262,612
      Other Income                                           128,781          192,543          409,214          362,296
                                                         -----------      -----------      -----------      -----------
          Total noninterest income                           357,957          523,233        1,176,132        1,544,205
                                                         -----------      -----------      -----------      -----------

Noninterest Expense
      Salaries and employee benefits                         940,092          952,768        2,699,524        2,823,205
      Net occupancy expense                                   54,708           78,851          204,585          216,050
      Equipment expense                                      128,728          100,715          339,883          270,473
      Amortization of intangible assets                       19,013           19,013           57,038           57,038
      Professional fees                                       41,220           40,505          116,656          128,964
      Advertising                                             56,219           42,138          183,725           91,460
      Data processing fees                                    92,638           89,025          276,465          230,623
      Other expense                                          314,829          248,261          900,844          745,128
                                                         -----------      -----------      -----------      -----------
          Total noninterest expense                        1,647,447        1,571,276        4,778,720        4,562,941
                                                         -----------      -----------      -----------      -----------

Income Before Income Tax                                     585,190          363,336        1,833,661        1,266,203
      Income tax expense                                     214,799           92,466          677,682          383,488
                                                         -----------      -----------      -----------      -----------

Net Income                                               $   370,391      $   270,870      $ 1,155,979      $   882,715
                                                         ===========      ===========      ===========      ===========

      Basic earnings per share                           $      0.25      $      0.18      $      0.77      $      0.60
      Diluted earnings per share                         $      0.24      $      0.17      $      0.74      $      0.57
      Weighted average shares outstanding - Basic          1,502,879        1,478,617        1,503,922        1,471,559
      Weighted average shares outstanding - Diluted        1,560,547        1,561,754        1,567,751        1,556,336

See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                           Year to Date
                                                                             March 31,
                                                                  -------------------------------
                                                                      2005                2004
                                                                  ------------       ------------
                                                                           (Unaudited)
Net Cash Provided by Operating Activities                         $  2,141,709       $  2,817,614

Investing Activities
   Net change in interest-bearing deposits                             101,044            356,129
   Proceeds from maturities of securities available for sale        12,152,601          7,367,634
   Proceeds from maturities of securities held to maturity           2,523,113          6,986,465
   Purchases of securities available for sale                       (6,055,958)       (52,455,064)
   Net change in loans                                             (26,696,114)        (8,737,622)
   Purchases of premises and equipment                                (937,006)          (123,472)
   Purchase FHLB stock                                                       0           (282,800)
                                                                  ------------       ------------
      Net cash provided (used) by investing activities             (18,912,320)       (46,888,730)
                                                                  ------------       ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                       11,576,139          1,318,032
      Certificates of deposit                                        7,243,600         41,856,497
   Proceeds from issuance of borrowed funds                         20,000,000         18,000,000
   Repayments of long-term debt                                     (2,000,000)                 0
   Repayments of short-term advances                               (18,500,000)       (15,000,000)
   Advances by borrowers for taxes and insurance                       323,254            149,887
   Dividends paid                                                     (958,346)          (899,930)
   Purchase treasury shares                                         (1,108,534)          (421,450)
   Options exercised                                                   362,603            368,394
                                                                  ------------       ------------
      Net cash provided by financing activities                     16,938,716         45,371,430
                                                                  ------------       ------------

Net Change in Cash and Cash Equivalents                                168,106          1,300,314

Cash and Cash Equivalents, Beginning of Period                       8,094,870          4,589,165
                                                                  ------------       ------------

Cash and Cash Equivalents, End of Period                          $  8,262,976       $  5,889,479
                                                                  ============       ============

Additional Cash Flow Information
   Interest paid                                                  $  3,966,458       $  2,988,620
   Income tax paid                                                     520,000            344,000

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending June 30, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2004, contained in the Company's annual report to shareholders.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At March 31, 2005, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants.

                                                              Three Months Ended March 31,
                                                                  2005           2004
                                                                --------       --------
Net Income, as reported                                         $370,391       $270,870

Less: Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes                                               (12,438)       (24,488)
                                                                --------       --------

Pro forma net income                                            $357,953       $246,382
                                                                ========       ========

Earnings per share:
Basic - as reported                                             $   0.25       $   0.18
Basic - pro forma                                                   0.24           0.17

Diluted - as reported                                           $   0.24       $   0.17
Diluted - pro forma                                                 0.23           0.16

                                                                Nine Months Ended March 31,
                                                                   2005             2004
                                                                ----------       ----------
Net Income, as reported                                         $1,155,979       $  882,715

Less: Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes                                                 (37,320)         (73,464)
                                                                ----------       ----------

Pro forma net income                                            $1,118,659       $  809,251
                                                                ==========       ==========

Earnings per share:
Basic - as reported                                             $     0.77       $     0.60
Basic - pro forma                                                     0.74             0.55

Diluted - as reported                                           $     0.74       $     0.57
Diluted - pro forma                                                   0.71             0.52

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's borrowings at March 31, 2005, and June 30, 2004. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. Not reflected in the table below are short-term, variable-rate Federal Home Loan Bank advances of $4.0 million at March 31, 2005, and $12.5 million at June 30, 2004.

                                                               March 31,         June 30,
                                                                 2005              2004
                                                              -----------      -----------
                                                              (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 5.370%, due in February 2011                 $10,000,000      $10,000,000
   Fixed rate of 4.830%, due in July 2011                      10,000,000       10,000,000
   Fixed rate of 2.650%, due in March 2008                      5,000,000        5,000,000
   Fixed rate of 2.100%, due in March 2008                                       5,000,000
   Fixed rate of 3.268%, due in January 2015                    8,000,000

Federal Home Loan Bank converted advance
   Variable rate of 3.140%, due in March 2008                   5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 3.05%, due in July 2006                        2,000,000
   Fixed rate of 1.88%, due in May 2005                         2,000,000        2,000,000
   Fixed rate of 1.43%, due in July 2004                                         2,000,000

Federal Home Loan Bank mortgage advance
   Fixed rate of 3.90%, due in May 2005                         1,666,667        1,666,667
                                                              -----------      -----------

     Total Federal Home Loan Bank advances                    $43,666,667      $35,666,667
                                                              ===========      ===========

     Weighted average rate                                          3.972%           3.894%
                                                              ===========      ===========

NOTE 5 - EARNINGS PER SHARE

      Earnings per share for the quarters ended March 31, 2005, and March 31, 2004, were computed as follows:

                                                           Quarter Ended March 31, 2005
                                                 ----------------------------------------------
                                                                 Weighted-
                                                    Income    Average Shares   Per Share Amount
                                                 ----------------------------------------------
Net income                                       $   370,391
                                                 -----------

Basic earnings per share
Income available to common stockholders          $   370,391      1,502,879      $      0.25
                                                                                 ===========

Effect of dilutive securities
Stock options                                             --         52,015
Unvested MRP shares                                       --          5,653
                                                 -----------    -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $   370,391      1,560,547      $      0.24
                                                 ===========    ===========      ===========

                                                          Quarter Ended March 31, 2004
                                                 ----------------------------------------------
                                                                 Weighted-
                                                    Income    Average Shares   Per Share Amount
                                                 ----------------------------------------------
Net income                                       $   270,870
                                                 -----------

Basic earnings per share
Income available to common stockholders          $   270,870      1,478,617    $      0.18
                                                                               ===========

Effect of dilutive securities
Stock options                                             --         71,275
Unvested MRP shares                                       --         11,862
                                                 -----------    -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $   270,870      1,561,754    $      0.17
                                                 ===========    ===========    ===========

      Year-to-date earnings per share were computed as follows:

                                                           Nine Months Ended March 31, 2005
                                                 ------------------------------------------------
                                                                   Weighted-
                                                    Income      Average Shares   Per Share Amount
                                                 ------------------------------------------------
Net income                                       $ 1,155,979
                                                 -----------

Basic earnings per share
Income available to common stockholders          $ 1,155,979        1,503,922      $      0.77
                                                                                   ===========

Effect of dilutive securities
Stock options                                             --           58,183
Unvested MRP shares                                       --            5,646
                                                 -----------      -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $ 1,155,979        1,567,751      $      0.74
                                                 ===========      ===========      ===========

                                                           Nine months Ended March 31, 2004
                                                 ------------------------------------------------
                                                                   Weighted-
                                                    Income      Average Shares   Per Share Amount
                                                 ------------------------------------------------
Net income                                       $   882,715
                                                 -----------

Basic earnings per share
Income available to common stockholders          $   882,715        1,471,559      $      0.60
                                                                                   ===========

Effect of dilutive securities
Stock options                                             --           73,255
Unvested MRP shares                                       --           11,522
                                                 -----------      -----------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                              $   882,715        1,556,336      $      0.57
                                                 ===========      ===========      ===========

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2004, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2005. These reclassifications had no effect on earnings.

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

      In order to better serve its customers and community, the Company's wholly-owned subsidiary, First Federal Savings Bank ("First Federal" or the "Bank") has acquired property on which it plans to build a new administrative office and banking center. The new facility will have approximately 22,000 square feet, two drive-through lanes expandable to four, and a 1,350 square foot multi-purpose room. The total cost of the new facility, including land acquisition costs, is expected to range between $5.0 million and $5.5 million. The Bank is in the process of receiving construction bids and has not set a construction schedule. It is presently expected that the new facility will open in the first calendar quarter of 2006. The Bank plans to consolidate the deposits and operations of its current Green River Road branch with the new banking center. A before-tax gain of between $650,000 and $700,000 is anticipated upon the disposition of the current Green River Road real property.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005, AND JUNE 30, 2004

      Total consolidated assets of the Company grew $19.0 million, or 7.2%, to $283.1 million at March 31, 2005, from $264.1 million at June 30, 2004. This growth in total assets primarily occurred as proceeds from deposit growth were used to fund loan growth.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $168,000 to $8.3 million during the nine months ended March 31, 2005. During the same period, certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, decreased $101,000 to $843,000.

      Investment securities, excluding investment CDs, decreased 11.3% to $67.0 million at March 31, 2005, from $75.5 million at June 30, 2004. This portfolio is composed almost entirely of mortgage-related securities and federal agency notes with the former constituting the vast majority.

      Net loans grew to $189.2 million at March 31, 2005, a $26.5 million increase from $162.7 million at June 30, 2004, with the consumer loan portfolio contributing nearly two-thirds of the growth. The consumer loan portfolio increased 25.2% as a greater than normal share of indirect automobile loan production was retained due to its favorable yield and interest rate risk characteristics. During the nine months ended March 31, 2005, indirect loan production totaled $49.1 million, of which $8.4 million was sold. Consumer loan retention, which is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations, is expected to range from 30% to 60% of production in the near-term. During the same period, 31.0% of the $12.0 million in newly originated permanent single family residential mortgage loans were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans.

      The allowance for loan losses totaled $1.1 million at March 31, 2005, a $20,000 reduction from the level at June 30, 2004. The change was composed of $270,000 in provisions for losses and $290,000 in net charge-offs. The Company's allowance for loan losses represented 0.56% of total loans at March 31, 2005, compared to 0.66% at June 30, 2004. Relative to nonperforming loans, the allowance for loan losses increased to 766.7% at March 31, 2005, from 353.4% at June 30, 2004. These ratio changes were attributed chiefly to the charge-off of approximately $153,000 of severely delinquent automobile loans to borrowers that are under Chapter 13 bankruptcy protection. The entire balance of these loans had previously been included in the total amount of nonperforming loans and a specific reserve had been established for the portion of the loans that had been classified as a loss.

      The table below highlights changes, including the effects of the Chapter 13 loans discussed above, in the Company's nonperforming assets since the most recent fiscal year end.

                                                        March 31, 2005     June 30,
                                                          (unaudited)        2004
                                                        ==============     ========
Loans accounted for on a nonaccrual basis                   $138,000       $305,000
Accruing loans past due 90 days or more                           --             --
                                                            --------       --------
Nonperforming loans                                         $138,000       $305,000
Real estate owned (net)                                     $      0             --
Other repossessed assets                                    $ 22,000       $ 43,000
                                                            --------       --------
     Total nonperforming assets                             $160,000       $348,000
                                                            ========       ========

Restructured loans                                                --             --

Total loans delinquent 90 days or more to net loans             0.07%          0.19%
Total loans delinquent 90 days or more to total assets          0.05%          0.12%
Total nonperforming assets to total assets                      0.06%          0.13%

      Total deposits increased $18.9 million to $201.6 million at March 31, 2005, from $182.7 million at June 30, 2004. Deposit growth was the product of a $7.2 million increase in time deposits, including brokered funds, and an $11.7 million net inflow from non-maturity deposit instruments. Brokered deposits obtained during the current fiscal year ranged in maturity from 12 to 24 months, and carry "all-in" rates comparable or favorable to other wholesale funding sources. Borrowings, which were reduced $500,000 to $47.7 million at March 31, 2005, consisted entirely of FHLB advances. First Federal believes that it has a substantial amount of excess borrowing capacity under its blanket collateral agreement with the FHLB.

      At $841,000, escrow balances at March 31, 2005, were 62.4% above the levels nine months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities increased $138,000, or 3.8%, during the most recent nine-month period as numerous accrued expenses and miscellaneous short-term payables combined to offset the settlement of a liability associated with the Company's withdrawal from its defined benefit pension plan.

      Total stockholders' equity increased $228,000 to $29.2 million at March 31, 2005, from $29.0 million at June 30, 2004. The most significant components of the change included $1.2 million of net income, 54,257 shares of First Bancorp common stock repurchased at a total cost of $1.1 million, semiannual cash dividends totaling $958,000, and $363,000 received from the exercise of stock options. Also affecting stockholders' equity were $345,000 in allocations of ESOP and MRP shares, a $205,000 increase in the net unrealized gain on securities available for sale, and a $227,000 tax benefit from employee benefit plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005, AND 2004

      GENERAL. Net income for the quarter ended March 31, 2005, increased $99,000, or 36.5%, to $370,000 from $271,000 for the quarter ended March 31,
2004. Greater net interest income was principally responsible for the improved earnings. In addition, noninterest revenues declined sharply while noninterest expenses increased moderately. The annualized return on average assets increased to 0.53% for the quarter ended March 31, 2005, from 0.48% for the same quarter last year while the annualized return on average equity improved to 4.99% from 3.61% for the comparative quarters.

      The Company's net spread widened to 2.84% for the quarter ended March 31, 2005, from 2.73% for the quarter ended March 31, 2004. Loan growth during the interim 12 months had the most significant influence on the spread.

      NET INTEREST INCOME. The Company recognized $1.9 million of net interest income for the quarter ended March 31, 2005, an increase of $433,000, or 28.9%, from $1.5 million for the same period in 2004.

      Total interest income increased $750,000 to $3.4 million for the quarter ended March 31, 2005, from $2.7 million for the same quarter in 2004. Interest income from loans increased $582,000 between the comparative periods while interest income from investment securities and other interest-earning assets increased $168,000. Average loans outstanding increased to $183.8 million with an average yield of 5.81% for the quarter ended March 31, 2005, from $142.3 million with an average yield of 5.86% for the same period last year. The lower average yields were a result of the sustained low interest rate environment over the past twelve months. The average balance of all other interest-earning assets, predominately mortgage-backed securities and federal agency debentures, was $77.1 million with an average yield of 3.96% for the quarter ended March 31, 2005, compared to an average balance of $64.0 million and an average yield of 3.73% for the same period in 2004.

      During the quarter ended March 31, 2005, interest expenses totaled $1.5 million, or $317,000 above the $1.2 million recorded during the quarter ended March 31, 2004. The higher interest expenses were primarily the product of average deposits increasing to $202.0 million for the quarter ended March 31, 2005, from $144.6 million for the quarter ended March 31, 2004, and the average cost of those deposits rising to 2.08% from 1.92% for the respective periods. Also, interest expense on FHLB advances was $421,000 on an average balance of $43.9 million in the most recent quarter, down from the $459,000 expense on an average balance of $45.4 million for the like quarter a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The Company recorded $60,000 of provisions for loan losses in the quarter ended March 31, 2005, compared to $90,000 during the same quarter last year. Although delinquency and loss trends have stabilized over the past year, management believes that additional provisions were warranted given the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio. As discussed earlier, the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, nonperforming loans represented just 0.07% of total loans at March 31, 2005, compared to 0.62% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $358,000 for the quarter ended March 31, 2005, compared to $523,000 for the same period the preceding year, a decrease of 31.5%. Net gains on loan sales declined $121,000 to $27,000 for the quarter ended March 31, 2005, due to the absence of consumer loan sales. During the same quarter last year, the Company recorded $123,000 of gains on $9.9 million of indirect automobile loans sold. ATM and POS fee income rose 45.1% between the comparative quarters due the imposition of an access fee for non-customer ATM usage. At $129,000, other noninterest income for the quarter ended March 31, 2005, was 33.1% below the level recorded for the same quarter in fiscal 2004. Equity in the earnings of the bank's wholly-owned service corporation along with gains on the sale of assets acquired through repossession and/or foreclosure were the main contributors to the change.

      NONINTEREST EXPENSE. At $1.6 million for the quarter ended March 31, 2005, total noninterest expense increased $76,000 from the same quarter a year ago. Relative to average assets, such expenses decreased to 2.35% from 2.81% on an annualized basis.

      Salaries and employee benefits totaled $940,000 during the quarter ended March 31, 2005, compared to $953,000 for the same period in 2004. The reduction was attributed to the Company's withdrawal from the defined benefit pension plan effective June 30, 2004. This cost savings was partially offset by the changes to the Company's 401K employer matching formula together with higher medical insurance premiums.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative quarters. The $19,000 quarterly expense represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      At $56,000, advertising expenses for the most recent quarter increased $14,000 over the same period last year. The increase was due to placing greater emphasis on promoting brand awareness.

      Data processing expenses rose to $93,000 for the most recent quarter, a 4.1% increase from the same quarter a year ago. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase. Net occupancy and equipment expenses totaled $183,000 for the quarter ended March 31, 2005, compared to $180,000 for the same quarter in fiscal 2004 as higher software leasing and licensing fees offset reduced property tax accrual.

      Other noninterest expenses increased $67,000 to $315,000 for the quarter ended March 31, 2005, compared to $248,000 during the same period in 2004. The increase was distributed among numerous expense categories.

      INCOME TAXES. Total income tax expense was $215,000 for the quarter ended March 31, 2005, compared to $92,000 for the same period last fiscal year. Effective tax rates for the quarters ended March 31, 2005 and 2004 approximated 36.7% and 25.4%, respectively. The expiration of low income housing tax credits was partially responsible for the higher effective rate.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2005, AND
2004

      GENERAL. At $1.2 million, net income for the nine months ended March 31, 2005, was $273,000 or 30.9% above the $883,000 for the nine months ended March 31, 2004. Higher net interest income more than offset reduced noninterest income and increased noninterest expenses.

      The Company's interest rate spread narrowed to 2.83% for the nine months ended March 31, 2005, from 2.91% for the nine months ended March 31, 2004. However, improved leverage of the Company's strong capital position resulted in substantially greater net interest income as evidenced by the return on average equity which improved to an annualized 5.23% for the nine months ended March 31, 2005, from 3.93% for the same period in fiscal 2004. The return on average assets decreased slightly to 0.56% from 0.57% for the respective nine months periods.

      NET INTEREST INCOME. Net interest income for the nine months ended March 31, 2005, increased $1.3 million to $5.7 million from $4.4 million for the same timeframe in fiscal 2004.

      Total interest income increased $2.3 million during the nine months ended March 31, 2005, to $10.1 million from $7.8 million. Interest income on loans grew $1.2 million while interest income from investment securities and deposits from other financial institutions, including Fed funds sold, added a combined $1.1 million. In addition, dividends on FHLB and FNMA stock improved $1,000. Average loans outstanding increased to $176.1 million with an average yield of 5.82% for the nine months ended March 31, 2005, from $142.6 million with an average yield of 6.11% for the same period the preceding fiscal year. The average yield on investment securities rose to 4.10% for the nine months ended March 31, 2005, from 3.87% for the same period in fiscal 2004. Similarly, the combined yield on deposits with financial institutions and Fed funds sold increased to 2.31% from 1.51%. The average aggregate balance of investment securities and deposits with financial institutions, including fed funds sold, grew to $78.0 million from $43.9 million for the respective periods. This growth was attributed to a strategy initiated last fiscal year to better leverage the Company's strong capital position.

      The higher interest revenue was partly offset by a $981,000 increase in interest expenses. For the nine months ended March 31, 2005, total interest expense increased to $4.4 million compared to $3.4 million for the nine months ended March 31, 2004. Average deposits grew significantly to $198.5 million for the nine months ended March 31, 2005, from $128.6 million for the same period in fiscal 2004. The average cost of deposits rose slightly to 2.08% from 2.03%. Interest expense on borrowings from the Federal Home Loan Bank was $1.2 million during the first three quarters of fiscal 2005 compared to $1.4 for the same period one year ago on average borrowings of $42.9 million and $43.7 million, respectively.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. The Company recorded $270,000 of provisions for loan losses in the nine months ended March 31, 2005, compared to $137,000 during the same period last year. The prior year's provision was net of a recapture related to the sale of loans for which allowances had been provided previously. Although delinquency and loss trends have stabilized over the past year, management believes that additional provisions were warranted given the growing proportion of nonmortgage loans, particularly consumer loans, added to the Company's portfolio.

      During the first three quarters of fiscal 2005, the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, net charge-offs increased to $290,000 through the first nine months of fiscal 2005 versus $195,000 for the first three quarters of fiscal 2004. The current year charge-off total includes $153,000 related to the revised treatment. Nonperforming loans, which are net of any principal charged-off, represented just 0.07% of total loans at March 31, 2005, compared to 0.62% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income declined to $1.2 million for the nine months ended March 31, 2005, from $1.5 million for the same period the prior year. Gains on loan sales, which decreased to $167,000 from $605,000 for the respective nine-month periods, were primarily responsible for the decline. The cash surrender value of bank-owned life insurance added $157,000 over the first nine months of fiscal 2005, a $18,000 decrease from the same period in fiscal 2004. These reductions were partially offset by greater service charges on deposit accounts, ATM/POS fees, and miscellaneous lending-related service fees.

      NONINTEREST EXPENSE. At $4.8 million, total noninterest expense for the nine months ended March 31, 2005, increased $216,000 from the same period the preceding year. Due to balance sheet growth, noninterest expenses decreased to an annualized 2.31% of average assets over the past three quarters from 2.96% during the same span last fiscal year.

      Salaries and employee benefits totaled $2.7 million during the first three quarters of fiscal 2005 compared to $2.8 million for the same period in fiscal 2004. The reduction was attributed to the Company's withdrawal from the defined benefit pension plan effective June 30, 2004. In addition to the ongoing cost savings associated with the withdrawal, the Company reduced by $61,000 the corresponding liability established in fiscal 2004 and settled in the current fiscal year. The cost savings was partially offset by the changes to the Company's 401K employer matching formula.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative nine-month periods. The $57,000 expense for both periods represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses climbed to $276,000 for the most recent nine-month period, a 19.9% increase from the same period a year ago. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase.

      Equipment expenses increased 25.9% to $340,000 through the first three quarters of fiscal 2005 from $270,000 over the same period last fiscal year. The higher level of expenses was due mainly to software leasing and licensing fees.

      At $184,000, advertising expenses over the past three quarters were $92,000 higher than the same period last year. The increase was due to greater emphasis placed on promoting brand awareness.

      Other noninterest expenses increased $156,000 to $901,000 for the nine months ended March 31, 2005, compared to $745,000 during the same period in fiscal 2004. The increase was distributed among numerous expense categories.

      INCOME TAXES. Total income tax expense was $678,000 for the nine months ended March 31, 2005, compared to $383,000 for the same period the preceding fiscal year. The effective tax rates for the nine-month periods ended March 31, 2005 and 2004, respectively, were 37.0% and 30.3%. The expiration of low income housing tax credits was partially responsible for the higher effective rate.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2005, bank-only cash and cash equivalents totaled $7.6 million, or 2.7% of total assets. First Federal also had marketable securities, including investment CDs, totaling $67.9 million, of which, 88.6% were classified "available for sale." At the same time, First Federal had net commitments to fund loans, including loans in process, of $5.0 million.

      Retail certificates of deposit scheduled to mature in one year or less totaled $44.8 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on eligible collateral, First Federal had approximately $29.6 million remaining available to borrow under its credit arrangement with the FHLB as of March 31, 2005.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2005, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum      Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              --------------------------------------------------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                              --------------------------------------------------------------------
                                                                   (Dollars in Thousands)
As of March 31, 2005 (unaudited)
--------------------------------
   Total capital (to risk weighted assets)     $26,957    13.01%     $16,582       8.00%       $20,737      10.00%
   Tier I capital (to risk weighted assets)     26,025    12.56        8,291       4.00         12,437       6.00
   Tier I capital (to adjusted total assets)    26,025     9.25       11,250       4.00         14,063       5.00

As of June 30, 2004
-------------------
   Total capital (to risk weighted assets)     $26,787    15.09%     $14,200       8.00%       $17,750      10.00%
   Tier I capital (to risk weighted assets)     25,869    14.57        7,100       4.00         10,650       6.00
   Tier I capital (to adjusted total assets)    25,869     9.85       10,504       4.00         13,130       5.00

      The Company's second stock repurchase program was announced on February 19, 2004, to acquire up to 166,175 or 10% of the outstanding shares. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of March 31, 2005, 149,526 shares had been repurchased under the current program leaving 16,649 to be purchased.

      The following chart summarizes stock repurchase activity during the most recent quarter.

----------------------------------------------------------------------------------------------------------------------
                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                                  Total Number of       Average Price      Part of Publicly      Be Purchased Under
            Period                Shares Purchased     Paid per Share       Announced Plan            the Plan
----------------------------------------------------------------------------------------------------------------------
January 1, 2005 through                       0                  0                      0                 35,699
January 31, 2005
----------------------------------------------------------------------------------------------------------------------

February 1, 2005 through                 10,240              20.45                 10,240                 25,459
February 28, 2005
----------------------------------------------------------------------------------------------------------------------

March 1, 2005 through                     8,810              20.53                  8,810                 16,649
March 31, 2005
----------------------------------------------------------------------------------------------------------------------

Total                                    19,050              20.49                 19,050
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

ITEM 3.
CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         FIRST BANCORP OF INDIANA, INC.

Dated: May 13, 2005                 By: /s/ Michael H. Head
                                    --------------------------------------------
                                    Michael H. Head
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: May 13, 2005                 By: /s/ George J. Smith
                                    --------------------------------------------
                                    George J. Smith
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)