Form 10KSB
period 2005-06-30
FIRST BANCORP OF INDIANA INC
filed 2005-09-28
CIK 1074543

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number: 0-29814


                         FIRST BANCORP OF INDIANA, INC.
                 (Name of small business issuer in its charter)

           Indiana                                  35-2061832
-----------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2200 West Franklin Street, Evansville, Indiana                        47712
-----------------------------------------------                   -------------
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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      The issuer's revenues for its most recent fiscal year were $15,124,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $25.0 million based upon the closing price of $19.77 as quoted on the Nasdaq National Market for June 30, 2005. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

      As of September 16, 2005, the issuer had 1,586,791 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                                         INDEX

                                                                                                               Page
PART I

Item 1.     Description of Business...............................................................................3

Item 2.     Description of Property..............................................................................26

Item 3.     Legal Proceedings....................................................................................26

Item 4.     Submission of Matters to a Vote of Security Holders..................................................27


PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.................................................27

Item 6.     Management's Discussion and Analysis or Plan of Operation............................................28

Item 7.     Financial Statements.................................................................................39

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ................39

Item 8A.    Controls and Procedures..............................................................................39

Item 8B.    Other Information....................................................................................39


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
            of the Exchange Act..................................................................................39

Item 10.    Executive Compensation...............................................................................39

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......39

Item 12.    Certain Relationships and Related Transactions.......................................................40

Item 13.    Exhibits.............................................................................................40

Item 14.    Principal Accountant Fees and Services...............................................................41

SIGNATURES


      This Annual Report on Form 10-KSB contains certain forward-looking statements that are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of our loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake - and we specifically disclaim any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

      First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. At June 30, 2004, which is the most recent date for which data is available from the FDIC, First Federal held 3.78% of the deposits in the Evansville, Indiana - Henderson, Kentucky Metropolitan Statistical Area. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources to devote to marketing and technological advancements. While the competition for deposits and the origination of loans could limit First Federal's future growth, First Federal allocates the resources necessary to maintain, what it believes to be a state-of-the-art product line.

Lending Activities

      The following table sets forth the composition of First Federal's loan portfolio at the dates indicated.

                                                            At June 30,
                                 -----------------------------------------------------------------
                                        2005                   2004                   2003
                                 -------------------    -------------------    -------------------
                                            Percent                Percent                Percent
                                  Amount    of Total     Amount    of Total     Amount    of Total
                                 --------   --------    --------   --------    --------   --------
                                                       (Dollars in thousands)
Mortgage loans:
   One- to four-family.......... $ 79,725      50.61%   $ 76,178      45.46%   $ 65,716      46.77%
   Construction.................    4,213       2.67       7,863       4.69       6,131       4.36
   Commercial and multi-family..   10,151       6.44       4,540       2.71       2,897       2.06
                                 --------   --------    --------   --------    --------   --------
      Total mortgage loans......   94,089      59.72      88,581      52.86      74,744      53.19
Consumer lines of credit........    5,992       3.80       5,358       3.20       4,358       3.10
Savings account loans...........      129       0.08         157       0.09         170       0.12
Commercial business loans.......    7,587       4.82       5,467       3.26       7,519       5.35
Consumer loans..................   49,741      31.58      68,003      40.59      53,721      38.24
                                 --------   --------    --------   --------    --------   --------
      Total loans...............  157,538     100.00%    167,566     100.00%    140,512     100.00%
                                 --------   ========    --------   ========    --------   ========

Less:
   Undisbursed loan funds.......    2,012                  3,731                  4,224
   Net deferred loan fees.......      125                     70                    165
   Allowance for loan losses....      855                  1,078                  1,101
                                 --------               --------               --------

Net loans....................... $154,546               $162,687               $135,022
                                 ========               ========               ========


                                                   At June 30,
                                   ------------------------------------------
                                          2002                   2001
                                   -------------------    -------------------
                                              Percent                Percent
                                    Amount    of Total     Amount    of Total
                                   --------   --------    --------   --------
                                             (Dollars in thousands)
Mortgage loans:
   One- to four-family .........   $ 67,160      55.80%   $ 65,257      59.22%
   Construction ................      2,959       2.46       4,405       4.00
   Commercial and multi-family .      4,384       3.64       2,938       2.67
                                   --------   --------    --------   --------
      Total mortgage loans .....     74,503      61.90      72,600      65.89
Consumer lines of credit .......      4,462       3.71       5,895       5.35
Savings account loans ..........        181       0.15         369       0.33
Commercial business loans ......      5,064       4.21       4,415       4.01
Consumer loans .................     36,138      30.03      26,910      24.42
                                   --------   --------    --------   --------
      Total loans ..............    120,348     100.00%    110,189     100.00%
                                   --------   ========    --------   ========

Less:
   Undisbursed loan funds ......      1,369                  2,502
   Net deferred loan fees ......        214                    208
   Allowance for loan losses ...        831                    661
                                   --------               -------

Net loans ......................   $117,934               $106,818
                                   ========               =======

      The following table sets forth certain information at June 30, 2005 regarding the dollar amount of loans maturing in First Federal's portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

                                                        Amount Due
                                  ----------------------------------------------------
                                             After One     After     After
                                               Year    Three Years Five Years
                                    Within    Through     Through   Through    Beyond
                                   One Year Three Years Five Years  10 Years  10 Years     Total
                                  --------- ----------- ----------  --------  --------    --------
                                                           (In thousands)
Mortgage loans:
   One- to four-family .........   $  6,167   $  8,851   $ 12,515   $ 17,872   $ 34,320   $ 79,725
   Construction ................      1,701      1,787         50        152        523      4,213
   Commercial and multi-family .        981      1,273      5,379      2,129        389     10,151
Consumer lines of credit .......        578      1,250      1,430      1,442      1,292      5,992
Savings account loans ..........        129         --         --         --         --        129
Commercial business loans ......      3,465      1,734      2,008        293         87      7,587
Consumer loans .................     13,369     24,563     11,679        130         --     49,741
                                   --------   --------   --------   --------   --------   --------
      Total ....................   $ 26,390   $ 39,458   $ 33,061   $ 22,018   $ 36,611   $157,538
                                   ========   ========   ========   ========   ========   ========

      The following table sets forth, as of June 30, 2005, the dollar amount of all loans due or repricing after June 30, 2006, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

                                                                     Floating or
                                                                     Adjustable
                                                       Fixed-Rate       Rate
                                                       ----------    ----------
                                                             (In thousands)
Mortgage loans:
   One- to four-family .............................   $   63,917    $    9,641
   Construction ....................................        2,041           471
   Commercial and multi-family .....................        8,687           483
Consumer lines of credit ...........................           27         5,387
Savings account loans ..............................           --            --
Commercial business loans ..........................        2,166         1,956
Consumer loans .....................................       36,337            35
                                                       ----------    ----------
         Total .....................................   $  113,175    $   17,973
                                                       ==========    ==========

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

      Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal's residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal's construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2005, First Federal had 19 outstanding construction loans to builders totaling $1.3 million. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2005, First Federal had two such loans outstanding for $50,000. In addition, First Federal occasionally finances the development of residential building lots. These may be either fixed- or adjustable-rate loans. At June 30, 2005, there were four such loans with outstanding balances totaling $1.7 million. First Federal occasionally finances the purchase of commercial building lots. At June 30, 2005, there was one such loan with a balance of $104,000.

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

      Commercial and Multi-Family Real Estate Loans. First Federal has steadily increased its levels of commercial and multi-family real estate loans. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is 15 years and the maximum exposure to a single borrower generally is $2.5 million.

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

      Commercial Business Loans. First Federal offers a variety of commercial loan products that include term loans for equipment financing and business acquisitions and revolving lines of credit secured by inventory and/or accounts receivable. In most cases, fixed-rate loans have terms up to five years and are generally amortized over a five to ten year period. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to prime rate as published in The Wall Street Journal. Furthermore, as circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

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

      First Federal originates automobile loans through approximately 211 automobile dealers in southern Indiana, Kentucky, northern Tennessee, Missouri and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through "Origenate," an automated underwriting program by First American Credit Management Solutions, Inc. Applications processed through "Origenate" receive a score which, along with other underwriting criteria, determine if the application will be approved, denied or approved at an increased interest rate or on other terms.

      During the year ended June 30, 2005, First Federal originated $68.2 million in automobile loans. At June 30, 2005, indirect automobile loans constituted 29.6% of total loans.

      First Federal believes that it benefits from the higher yields earned on consumer loans and that the shorter duration of consumer loans improves First Federal's interest rate risk position. However, consumer loans tend to have a higher rate of default than mortgage loans and full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile.

      First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2005, First Federal had $6.0 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $9.9 million. Most of these loans are made to existing customers. First Federal's home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal's home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

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

      Through the first four months of fiscal 2004, First Federal had a contractual relationship with another financial institution under which it sold indirect automobile loans on a flow basis for an average origination fee of approximately 1.5% of the loan amount. The contract defined the criteria to be satisfied for the loans to be eligible for sale to the purchasing institution. First Federal sold these loans with servicing released and without recourse to First Federal. This contractual relationship ended when the other financial institution exited the line of business.

      In fiscal 2004 and fiscal 2005, First Federal sold pools of consumer loans totaling $34.0 million to institutional investors. These pools, consisting of indirect automobile loans, were sold with servicing retained, thus allowing First Federal to earn a servicing fee. Of the sold loan total, $15.5 million were participations sold without recourse, whereby First Federal retains 10% of the loan balance and earns a set servicing fee on the portion sold. The remaining loans were sold with recourse. For the loans sold with recourse, First Federal typically earns a servicing fee approximating the contract interest rate net of a pass-through interest rate and loan losses. In fiscal 2005, First Federal repurchased a $6.9 million pool of automobile loan participations after the investor determined it was unable to hold the loans due to regulatory restrictions.

      In June 2005, First Federal completed a securitization of automobile installment loans. The transaction involved the sale of approximately $50.8 million of receivables for which First Federal will continue to provide servicing.

      In the past, First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. Except for the aforementioned repurchase or in conjunction with branch acquisitions in November 2000, First Federal has not purchased any loans or loan participations in many years.

      At June 30, 2005, First Federal was servicing mortgage loans for others (Fannie Mae and FHLB) amounting to approximately $34.0 million. First Federal also serviced consumer loans for others totaling $61.2 million. Servicing loans for others generally consists of collecting payments, disbursing payments to investors, processing default actions, and, in the case of mortgage loans, maintaining escrow accounts. The retained servicing interest in the sold consumer loans is accounted for in accordance with SFAS No. 140.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                        Years Ended June 30,
                                                -----------------------------------
                                                   2005        2004          2003
                                                ---------    ---------    ---------
                                                           (In thousands)
Loans originated:
Mortgage loans:
   One- to four-family .......................  $  22,555    $  36,757    $  37,785
   Construction ..............................      9,061       11,456        8,199
   Commercial and multi-family ...............      7,815        2,384          310
Consumer lines of credit .....................      5,311        4,616        3,644
Savings account loans ........................        160          277          342
Commercial business loans ....................      5,422        2,844        3,928
Consumer loans ...............................     67,756       75,404       66,551
                                                ---------    ---------    ---------
      Total loans originated .................    118,080      133,738      120,759

Loans purchased ..............................      6,949           --           --

Loans sold ...................................    (13,920)     (40,776)     (46,174)

Loans securitized ............................    (50,793)          --           --

Loan principal repayments ....................    (65,871)     (60,859)     (48,046)
Increase (decrease) in other items, net ......     (2,586)      (4,438)      (9,451)
                                                ---------    ---------    ---------

Net increase (decrease) in loans receivable ..  $  (8,141)   $  27,665    $  17,088
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

      The following table sets forth information with respect to First Federal's nonperforming assets and troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.

                                                                                  At June 30,
                                                                ----------------------------------------------
                                                                 2005      2004      2003      2002      2001
                                                                ------    ------    ------    ------    ------
                                                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis ....................  $  408    $  305    $  388    $  292    $  146
Accruing loans past due 90 days or more ......................      --        --        --        --        --
                                                                ------    ------    ------    ------    ------
Nonperforming loans ..........................................     408       305       388       292       146
Real estate owned (net) ......................................      --        --        --        --        --
Other repossessed assets .....................................      45        43        29        17        14
                                                                ------    ------    ------    ------    ------
      Total nonperforming assets .............................     453       348       417       309       160

Troubled debt restructurings .................................     670       624        --        --        --
                                                                ------    ------    ------    ------    ------
Troubled debt restructurings and total nonperforming assets ..  $1,123    $  972    $  417    $  309    $  160
                                                                ======    ======    ======    ======    ======

Total loans delinquent 90 days or more to net loans ..........    0.26%     0.19%     0.28%     0.25%     0.14%
Total loans delinquent 90 days or more to total assets .......    0.15%     0.12%     0.21%     0.16%     0.08%
Total nonperforming assets and troubled debt
   restructurings to total assets ............................    0.16%     0.13%     0.22%     0.17%     0.09%


      Other than disclosed in the above table, there are no other loans at June 30, 2005 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

      Interest income that would have been recorded for the year ended June 30, 2005 had nonaccruing loans been current according to their original terms amounted to $12,000. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2005.

      Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2005, First Federal had no real estate owned.

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

      First Federal reviews and classifies its assets on a monthly basis. At June 30, 2005, First Federal classified as substandard $1.3 million of loans and no other assets. Assets classified as doubtful totaled $22,000 as of that date, and $140,000 of loans were classified loss. At such date First Federal had loans aggregating $1.1 million designated as special mention. First Federal had no impaired loans at June 30, 2005 or 2004.

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

      At June 30, 2005, First Federal had an allowance for loan losses of $855,000 which represented 0.55% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal's regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                        Years Ended June 30,
                                                      -------------------------------------------------------
                                                        2005        2004        2003        2002        2001
                                                      -------     -------     -------     -------     -------
                                                                       (Dollars in thousands)
Allowance at beginning of period ..................   $ 1,078     $ 1,101     $   831     $   661     $   396

Provision for loan losses .........................       360         360         563         404         443

Loans transferred to held-for-sale ................      (254)       (134)         --          --          --

Recoveries ........................................        89          39          14           6           6
Charge-offs .......................................      (418)       (288)       (307)       (240)       (184)
                                                      -------     -------     -------     -------     -------
Net charge-offs ...................................      (329)       (249)       (293)       (234)       (178)
                                                      -------     -------     -------     -------     -------
   Allowance at end of period .....................   $   855     $ 1,078     $ 1,101     $   831     $   661
                                                      =======     =======     =======     =======     =======

Ratio of allowance to total loans
   outstanding at the end of the period ...........      0.55%       0.66%       0.81%       0.70%       0.62%

Ratio of net charge-offs to average loans
   outstanding during the period ..................      0.18%       0.17%       0.24%       0.21%       0.21%

Allowance for loan losses to nonperforming loans ..    209.56%     353.44%     284.50%     284.59%     452.74%


      The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                           At June 30,
                                     ------------------------------------------------------
                                           2005               2004               2003
                                     -----------------  -----------------  ----------------
                                               % of               % of               % of
                                             Loans in           Loans in           Loans in
                                               Each               Each               Each
                                             Category           Category           Category
                                             to Total           to Total           to Total
                                     Amount    Loans    Amount    Loans    Amount    Loans
                                     ------   ------    ------   ------    ------   ------
                                                    (Dollars in thousands)
Mortgage loans ...................   $  374    53.28%   $  374    50.15%   $  419    51.13%
Consumer and other loans .........      281    35.46       504    43.88       532    41.46
Commercial loans .................      200    11.26       200     5.97       150     7.41
Unallocated ......................       --      N/A        --      N/A        --      N/A
                                     ------   ------    ------   ------    ------   ------

   Total allowance for loan losses   $  855   100.00%   $1,078   100.00%   $1,101   100.00%
                                     ======   ======    ======   ======    ======   ======

                                                  At June 30,
                                     -----------------------------------
                                           2002               2001
                                     -----------------  ----------------
                                                % of               % of
                                              Loans in           Loans in
                                                Each               Each
                                              Category           Category
                                              to Total           to Total
                                     Amount    Loans    Amount    Loans
                                     ------   ------    ------   ------
                                            (Dollars in thousands)
Mortgage loans ...................   $  398    58.26%   $  355    63.22%
Consumer and other loans .........      363    33.89       261    30.10
Commercial loans .................       70     7.85        45     6.68
Unallocated ......................       --      N/A        --      N/A
                                     ------   ------    ------   ------

   Total allowance for loan losses   $  831   100.00%   $  661   100.00%
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

      First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Of First Federal's $51.5 million mortgage- backed securities portfolio at June 30, 2005, $3.2 million had contractual maturities within ten years and $48.3 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal's mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

      A portion of First Federal's investment portfolio may from time to time consist of corporate securities and commercial paper. First Federal's investment policy requires that such investments have one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor's or Moody's. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of First Federal's investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of the issuer's business.

      The following table sets forth First Bancorp's investment securities portfolio at carrying value at the dates indicated.

                                                       At June 30,
                                               ---------------------------
                                                 2005      2004      2003
                                               -------   -------   -------
                                                     (In thousands)

Available for sale:
U.S. Government agency obligations .........   $10,634   $ 9,664   $    --
Corporate obligations ......................     2,000        --        --
Mortgage-backed securities .................    45,645    56,449    14,376
                                               -------   -------   -------
   Total available for sale ................    58,279    66,113    14,376

Held to maturity:
Collateralized auto receivable .............       836        --        --
Municipal bonds ............................       350        --        --
Mortgage-backed securities .................     5,854     9,396    17,581
                                               -------   -------   -------
   Total held to maturity ..................     7,040     9,396    17,581
                                               -------   -------   -------
      Total ................................   $65,319   $75,509   $31,957
                                               =======   =======   =======

      The following table sets forth certain information with respect to each security (other than U.S. Government and agency securities and mutual funds which invest exclusively in such securities) which had an aggregate book value in excess of 10% of First Bancorp's stockholders' equity at the date indicated.


                                                              At June 30,
                                                           ----------------
                                                                 2005
                                                           ----------------
                                                           Carrying  Market
                                                           Value     Value
                                                           ------   ------
                                                            (In thousands)

Wells Fargo 2003-M A1 Mortgage-Backed Security .........   $3,010   $2,984
                                                           ------   ------
         Total .........................................   $3,010   $2,984
                                                           ======   ======

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

      The following table sets forth the maturities and weighted average yields of the securities in First Bancorp's investment securities portfolio at June 30, 2005. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                               More Than             More Than
                                         One Year               One to                 Five to               More Than
                                         or Less              Five Years              Ten Years              Ten Years
                                   -------------------    -------------------    -------------------    -------------------
                                    Amount     Yield       Amount     Yield       Amount     Yield       Amount      Yield
                                   --------   --------    --------   --------    --------   --------    --------   --------
                                                                 (Dollars in thousands)
Available for sale:
U.S. Government agency
   obligations .................   $     --         -%    $     --         -%    $  7,656       4.51%   $  2,978       4.67%
Corporate obligations ..........         --                                                       --       2,000       4.55
Mortgage-backed securities .....         --         --          64       7.10%        952       3.71      44,629       4.31
                                   --------   --------    --------   --------    --------   --------    --------   --------
   Total available for sale ....         --         --          64       7.10       8,608       4.42      49,607       4.34

Held to maturity:
Collateralized auto obligation .         --         --         836       5.25          --         --          --         --
Municipal bonds ................        350       3.00          --         --          --         --          --         --
Mortgage-backed securities .....         --         --       1,165       3.73       1,045       5.53       3,644       5.42
                                   --------   --------    --------   --------    --------   --------    --------   --------
   Total held to maturity ......        350       3.00       2,001       4.37       1,045       5.53       3,644       5.42
                                   --------   --------    --------   --------    --------   --------    --------   --------
         Total .................   $    350       3.00%   $  2,065       4.45%   $  9,653       4.54%   $ 53,251       4.42%
                                   ========   ========    ========   ========    ========   ========    ========   ========

      The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

                                                           At June 30, 2005
                                                         ----------------------
                                                                    Floating or
                                                          Fixed     Adjustable
                                                          Rates        Rates
                                                         --------    ----------
                                                            (In thousands)
Available for sale:
   U.S. Government agency obligations .................  $ 10,634    $     --
   Corporate obligations ..............................        --       2,000
   Mortgage-backed securities .........................    14,983      30,662
                                                         --------    --------
      Total available for sale ........................    25,617      32,662
Held to maturity:
   Collateralized auto obligations ....................       836          --
   Municipal bonds ....................................       350          --
   Mortgage-backed securities .........................     2,642       3,212
                                                         --------    --------
      Total held to maturity ..........................     3,828       3,212
                                                         --------    --------
            Total investment securities ...............  $ 29,445    $ 35,874
                                                         ========    ========

Deposit Activities and Other Sources of Funds

      General. Deposits and loan repayments are the major sources of First Federal's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from FHLB-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2005.

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

      In addition, First Federal solicits certificates of deposits through several brokers with the proceeds used primarily to purchase investment securities as part of First Federal's strategy to leverage its strong capital position. The brokered certificates of deposit do not permit early withdrawal and are priced comparably to FHLB advances. Furthermore, the use of brokered certificates of deposit, which may not be offered within the state of Indiana by agreement with the brokers, enables management to target precisely specific terms without impacting the local rate market.

      The following table indicates the amount of First Federal's jumbo certificates of deposit by time remaining until maturity as of June 30, 2005. Jumbo certificates of deposit represent minimum deposits of $100,000.


               Maturity Period                             Amount
               ---------------                          ------------
                                                       (In thousands)

               Three months or less ...................   $20,249
               Over three through six months ..........    17,990
               Over six through twelve months .........    22,727
               Over twelve months .....................    25,860
                                                          -------
                     Total ............................   $86,826
                                                          =======

      The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.


                                              At June 30,
                                    ------------------------------
                                      2005       2004        2003
                                    --------   --------   --------
                                            (In thousands)

             0.00 - 1.99% .......   $ 15,303   $ 37,506   $ 16,455
             2.00 - 2.99% .......     86,641     68,423     13,157
             3.00 - 3.99% .......     33,870     18,810     19,753
             4.00 - 4.99% .......      3,385      5,867     14,490
             5.00 - 5.99% .......      1,434      4,909      6,262
             6.00 - 6.99% .......        150        375        633
             7.00 - 7.99% .......         --         22        154
                                    --------   --------   --------
                   Total ........   $140,783   $135,912   $ 70,904
                                    ========   ========   ========

      The following table sets forth the amount and maturities of time deposits at June 30, 2005.


                                                 Amount Due
                            ---------------------------------------------------
                                         One -      Two -     Three -     After
                            Less Than     Two       Three      Four       Four
                            One Year     Years      Years      Years      Years
                            --------   --------   --------   --------   --------
                                                (In thousands)

0.00 - 1.99% ............   $ 15,299   $      4   $     --   $     --   $     --
2.00 - 2.99% ............     62,847     22,857        513        352         72
3.00 - 3.99% ............     11,969     11,041      8,762        788      1,310
4.00 - 4.99% ............      1,251        588        458        542        546
5.00 - 5.99% ............        534        671         67         19        143
6.00 - 6.99% ............        150         --         --         --         --
7.00 - 7.99% ............         --         --         --         --         --
                            --------   --------   --------   --------   --------
      Total .............   $ 92,050   $ 35,161   $  9,800   $  1,701   $  2,071
                            ========   ========   ========   ========   ========

      The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

                                                                        At June 30,
                                --------------------------------------------------------------------------------------------
                                            2005                           2004                           2003
                                -----------------------------   -----------------------------  -----------------------------
                                           Percent                        Percent                        Percent
                                             of      Increase/              of       Increase/              of      Increase/
                                 Amount     Total    Decrease    Amount    Total     Decrease   Amount    Total     Decrease
                                --------  --------   --------   --------  --------   --------  --------  --------   --------
                                                                    (Dollars in thousands)
Demand deposits ..............  $ 32,944     16.83%  $   (803)  $ 33,747     18.46%  $  1,134  $ 32,613     28.14%  $  3,315
Savings deposits .............    22,006     11.24      8,925     13,081      7.16        707    12,374     10.68       (256)
Certificates which mature:
   Within 1 year .............    92,050     47.03     40,705     51,345     28.10     11,949    39,396     33.99      1,172
   After 1 year, but within
      2 years ................    35,161     17.96    (22,419)    57,580     31.51     34,705    22,875     19.74        153
   After 2 years, but within
     5 years .................    12,877      6.58    (13,338)    26,215     14.35     18,316     7,899      6.82     (8,755)
   Certificates maturing .....       695      0.36        (77)       772      0.42         38       347      0.63        347
                                --------  --------   --------   --------  --------   --------  --------  --------   --------
         Total ...............  $195,733    100.00%  $ 12,993   $182,740    100.00%  $ 66,849  $115,891    100.00%  $ (4,024)
                                ========  ========   ========   ========  ========   ========  ========  ========   ========

      The following table sets forth the deposit activities of First Federal for the periods indicated.


                                                     Years Ended June 30,
                                            -----------------------------------
                                               2005         2004         2003
                                            ---------    ---------    ---------
                                                      (In thousands)

Beginning balance ......................    $ 182,740    $ 115,891    $ 119,915
Net increase (decrease) before
   interest credited ...................       11,236       65,272       (6,153)
Interest credited ......................        1,757        1,577        2,129
                                            ---------    ---------    ---------
Net increase (decrease) in deposits ....       12,993       66,849       (4,024)
                                            ---------    ---------    ---------
Ending balance .........................    $ 195,733    $ 182,740    $ 115,891
                                            =========    =========    =========

      Borrowings. First Federal has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2005, First Federal had remaining borrowing capacity of $31.3 million based on available collateral.

      The following table sets forth certain information regarding First Federal's use of FHLB advances during the periods indicated.

                                                    Years Ended June 30,
                                              ---------------------------------
                                                2005         2004         2003
                                              -------      -------      -------
                                                   (Dollars in thousands)

Maximum balance at any month end ........     $57,000      $49,667      $40,333
Average balance .........................      45,342       44,354       32,794
Period end balance ......................      45,000       48,167       40,333
Weighted average interest rate:
   At end of period .....................        4.02%        3.29%        4.34%
   During the period ....................        3.80%        4.12%        4.94%

Personnel

      As of June 30, 2005, First Federal had 74 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

      First Bancorp's sole subsidiary is First Federal. First Federal has one active subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2005, First Federal's equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generated low-income housing credits of approximately $73,000 per year over ten years, with the last of the credits claimed in 2004. During fiscal 2005, the service corporation sold its minority interest in a local title company. First Federal has one inactive subsidiary, FFSB Financial Corporation.

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

      The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances, including where an institution has a high degree of exposure to interest rate risk or is experiencing growth that presents supervisory problems. At June 30, 2005, First Federal met each of its capital requirements.

      Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator with specified time frames for an institution within specified time frames that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized,"

"significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Over the past fiscal year, FICO payments for SAIF members approximated 1.45 basis points of assessable deposits.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2005, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2005 of $3.3 million.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, First Federal's net interest income would likely also be reduced. There is also no assurance that the value of the FHLB stock held by First Federal will not decrease as a result of legislation or other causes.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2005 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34.0%.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of First Bancorp.

Name                         Age (1)       Position
-------                     ---------      ---------

Michael H. Head.............   47          President and Chief Executive Officer
Kirby W. King...............   51          Vice President
George J. Smith.............   49          Treasurer and Chief Financial Officer

----------------------------
(1) As of June 30, 2005

      The following table sets forth certain information regarding the executive officers of First Federal.


 Name                        Age (1)    Position
-------                     ---------   ---------
Michael H. Head...........     47       President and Chief Executive Officer
Kirby W. King.............     51       Executive Vice President and Chief Operating Officer
George J. Smith...........     49       Executive Vice President and Chief Financial Officer
Monica L. Stinchfield.....     49       Senior Vice President
Dale Holt.................     51       Senior Vice President
Burt King.................     59       Senior Vice President
Richard S. Witte..........     52       Senior Vice President
Christopher Viton.........     42       Vice President
Julie List................     34       Vice President

----------------------------
(1) As of June 30, 2005

      The executive officers of First Bancorp and First Federal are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

      Michael H. Head joined First Federal in 1980. From 1984 to 1994, he served as Vice President and manager of the loan department. In 1994, he became Senior Vice President. In 1996, Mr. Head became Executive Vice President and in 1998 added the title of Chief Operating Officer. In October 2000, Mr. Head was named President and Chief Operating Officer of First Federal. From 1999 to 2004, he served as Vice President of First Bancorp. In July 2004, Mr. Head was named President and Chief Executive Officer of First Bancorp and First Federal.

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

      Richard S. Witte joined First Federal in 1997 and in October 1998 became Vice President. Mr. Witte is responsible for information technology. Mr. Witte was named Senior Vice President in November 2004. Prior to joining First Federal, Mr. Witte was employed by Evansville Federal Savings Bank for 21 years.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      First Federal currently conducts its business through its seven full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. In addition, at June 30, 2005, First Federal owned land for the construction of a new administrative office and banking center. The net book value of the land, buildings, furniture, fixtures and equipment owned by First Federal was $3.9 million as of June 30, 2005. This total includes land and capitalized construction costs for First Federal's new headquarters and banking center that is scheduled to open in the third quarter of fiscal 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      First Bancorp's common stock is listed on the Nasdaq National Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 353 stockholders of record as of July 31, 2005. This number does not reflect stockholders who hold their shares in "street name." The following table sets forth the high and low sale price of First Bancorp's common stock as of the close of market and dividends paid in each of the fiscal quarter's in the years ended June 30, 2005 and 2004.

                                               High         Low        Dividends
                                            ----------   ----------   ----------
Fiscal 2004:
    First Quarter .......................   $    20.95   $    18.03   $     0.27
    Second Quarter ......................        21.12        19.32           --
    Third Quarter .......................        23.40        20.00        0.285
    Fourth Quarter ......................        21.32        19.05           --
Fiscal 2005:
    First Quarter .......................   $    21.03   $    19.30   $     0.29
    Second Quarter ......................        20.85        19.30           --
    Third Quarter .......................        21.15        19.16         0.30
    Fourth Quarter ......................        21.05        18.90           --

      The following table reports information regarding stock repurchases of First Bancorp's common stock during the fourth quarter of 2005 and the stock repurchase plans approved by its Board of Directors.

                                                                                            Maximum Number (or
                                                                    Total Number of         Appropriate Dollar
                                                                   Shares (or units)       Value) of Shares (or
                             Total number of     Average Price    Purchased as Part of   units) that May Yet Be
                            Shares (or Units)   Paid per Share    Publicly Announced       Purchased Under the
Period                          Purchased          (or Unit)       Plans or Programs     Plans or Programs(1)(2)
-------                    ------------------  -----------------  -------------------    -----------------------
April 1, 2005                             325             $19.96                  325                     16,324
through
April 30, 2004

May 1, 2005                             2,914             $20.16                2,914                     13,410
through
May 31, 2005

June 1, 2005                            3,743             $20.50                3,743                      9,667
through
June 30, 2005


---------------
(1) On February 19, 2003, First Bancorp announced the adoption of its second stock repurchase program to acquire up to 166,175, or 10%, of First Bancorp's outstanding shares of common stock.
(2) No repurchase plan or program has expired or been terminated during the fourth quarter of 2005.

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

Comparison of Financial Condition at June 30, 2005 and June 30, 2004

      Total consolidated assets grew $13.3 million, or 5.0%, to $277.4 million at June 30, 2005, from $264.1 million at June 30, 2004. The growth was reflected in the balance of cash and cash equivalents due to a large loan sale and securitization just days before 2005 fiscal year end. Retail and brokered deposits combined to fund the overall asset growth.

      Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the Federal Home Loan Bank of Indianapolis
(FHLB), increased $27.2 million to $35.3 million at June 30, 2005, from $8.1 million at June 30, 2004. The large balance at June 30, 2005, resulted from the sale and securitization of approximately $50.8 million of automobile installment contracts. A portion of the proceeds from this transaction was used to liquidate $19.0 million of short-term borrowings. The total of investment securities and certificates of deposit in other financial institutions decreased $10.2 million to $66.3 million at June 30, 2005, from $76.5 million at the preceding fiscal year end. The reduction in investment securities resulted primarily from principal repayments in the portfolio of mortgage backed securities, most of which are guaranteed by government sponsored enterprises.

      Gross loans decreased $10.1 million, or 6.0%, to $157.5 million at June 30, 2005, from $167.6 million at June 30, 2004. Due to the aforementioned securitization transaction, the consumer loan portfolio, excluding lines-of-credit and savings account loans, was reduced $18.3 million during fiscal 2005. Mortgage loans grew $5.5 million during the same period while commercial business loans added $2.1 million. Net of undisbursed loan funds, net deferred fees, and the allowance for loans losses, loans decreased 5.0% in fiscal 2005 to $154.5 million.

      Although First Federal traditionally has been a mortgage lender, the consumer lending operation has contributed significantly to loan production in recent years. First Federal originated $65.5 million of indirect automobile loans in fiscal 2005. In addition to the loans sold in the securitization transaction, an $8.4 million participation in a pool of automobile loans was sold in a separate transaction. First Federal subsequently repurchased this participant's remaining interest after the participant's regulators determined that the investment was not authorized for federal credit unions. Future loan sales will depend on a variety of factors including management's assessment of its cash needs and regulatory compliance requirements.

      At $855,000, the allowance for loan losses at June 30, 2005, decreased $223,000 from the preceding fiscal year end due, in part, to the securitization transaction. The change was composed of $106,000 in net provisions for loan losses and $329,000 in net charge-offs. Included in the charge-off total were approximately $164,000 of severely delinquent automobile loans to borrowers under Chapter 13 bankruptcy protection. The entire balance of these loans had previously been included in the total amount of nonperforming loans and a specific reserve had been established for the portion of the loans that had been classified as a loss. Relative to total loans, the allowance for loan losses was reduced to 0.55% at the end of fiscal 2005 from 0.66% a year earlier. At the same time, nonperforming loans increased to 0.27% of total loans at June 30, 2005, from 0.19% of total loans at June 30, 2004. The ratio of the allowance for loan losses to total nonperforming loans was 204.1% at June 30, 2005, compared to 353.4% at June 30, 2004.

      Premises and equipment increased to $3.9 million as of June 30, 2005, from $2.7 million a year earlier. The change relates primarily to the acquisition by First Federal of land for the construction of a new administrative office and banking center. The total cost of the new facility is expected to range between $5.0 million and $5.5 million including land acquisition costs. Management expects to place the new facility in service during the third quarter of fiscal 2006. An existing branch office in close proximity to the new facility will be sold and its deposits consolidated with the new banking center.

      Federal Home Loan Bank stock increased to $3.3 million at June 30, 2005, from $2.7 million a year earlier. Additional advances obtained and subsequently repaid within this past fiscal year mandated the increased level of FHLB stock. Other assets increased 27.7% to $12.0 million at June 30, 2005, from $9.4 million at June 30, 2004. This increase was attributed primarily to First Federal's retained interest in the securitization transaction. The retained interest represents the present value of the net cash flows generated by the installment loans and ancillary assets after all contractual payments and other obligations, including servicing fees, have been satisfied.

      Total deposits increased $13.0 million, or 7.1%, to $195.7 million at June 30, 2005, from $182.7 million at June 30, 2004. This change consisted of a $4.8 million net inflow of certificate accounts, which included $6.3 million of brokered funds, plus $8.2 million of growth in demand and savings accounts. Borrowings from the FHLB declined slightly to $45.0 million at June 30, 2005, from $48.2 million at June 30, 2004.

      Total stockholders' equity increased $953,000 to $29.9 million at June 30, 2005, from $29.0 million at June 30, 2004. Notwithstanding First Bancorp's $1.5 million of net income, the largest components of the change were the $958,000 of semiannual dividends paid in fiscal 2005 and the reacquisition of 61,239 shares of First Bancorp stock at a total cost of $1.3 million. During the same period First Bancorp reissued 32,574 shares on the exercise of options at an average strike price of $11.13 per share. In addition, the allocation of ESOP shares, the vesting of restricted stock awards, and the tax benefit associated with these programs added $302,000, $131,000, and $227,000, respectively, to stockholders' equity. Finally, an unrealized gain, adjusted for deferred taxes, of $608,000 was recognized on the portfolio of available-for-sale securities.

Comparison of Operating Results for the Years Ended June 30, 2005 and 2004

      General. At $1.5 million, net income for the year ended June 30, 2005, increased $1.2 million from the $305,000 recognized in the year ended June 30, 2004. The greater earnings resulted from enhanced net interest income and substantially lower noninterest expenses. This latter category was attributed to the recognition in fiscal 2004 of costs associated with the withdrawal from First Federal's defined benefit pension plan. Conversely, noninterest income declined moderately between the comparative years. The return on average assets increased to 0.55% for fiscal 2005 compared to 0.14% the preceding year. Similarly, the return on average equity improved to 5.19% for fiscal 2005 from 1.01% in fiscal 2004.

      Net Interest Income. The Company generated net interest income of $7.7 million in the year ended June 30, 2005, an increase of $1.6 million, or 26.2%, from the year ended June 30, 2004.

      Total interest income increased $2.9 million to $13.7 million for the year ended June 30, 2005, compared to $10.8 million for the year ended June 30, 2004. Interest income from loans grew to $10.5 million in fiscal 2005 from $8.7 million in fiscal 2004 as steady consumer and commercial loan demand compensated for slightly lower yields. Net loans outstanding averaged $180.3 million with an average yield of 5.84% in fiscal 2005 compared with an average balance of $144.6 million and an average yield of 6.05% in fiscal 2004. Interest income from investment securities, which consisted mainly of mortgage-backed instruments, increased $1.1 million between the comparable fiscal years as the average balance of this portfolio grew to $70.5 million from $48.7 million. Additionally, the yield on the investment securities portfolio improved to 4.13% for fiscal 2005 from 3.81% in fiscal 2004. The aggregate interest income on institutional deposits and miscellaneous investments increased $76,000 due to rising short-term rates throughout the most recent fiscal year.

      At $6.0 million, total interest expense for fiscal 2005 was 27.0% greater than the fiscal year ended June 30, 2004 due to the significant growth experienced over the past two years. Deposits averaged $198.7 million in fiscal 2005 compared to $139.0 million in fiscal 2004, and the average cost of those deposits increased to 2.10% from 2.01% for the respective periods as market interest rates remained low. In addition, the average cost of FHLB advances dropped to 3.80% on an average balance of $45.3 million during fiscal 2005 from 4.12% on a $44.4 million average balance the preceding fiscal year.

      Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. First Bancorp recorded $106,000 of provisions for loan losses in the twelve months ended June 30, 2005, compared to $226,000 the preceding year. The lower provision was attributed in part to the $254,000 reduction due to the transfer to held-for-sale and subsequent automobile loan securitization.

      In fiscal 2005 First Bancorp revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Consequently, net charge-offs increased to $329,000 for year ended June 30, 2005, versus $249,000 for the year ended June 30, 2004. The fiscal 2005 net charge-off total included $164,000 of gross charge-offs and $39,000 of recoveries related to the revised treatment. Despite the sales and securitization of $50.8 million of performing loans, nonperforming loans represented just 0.27% of total loans at June 30, 2005, compared to 0.19% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      Noninterest Income. At $1.4 million, noninterest income for the year ended June 30, 2005, was 26.3% below the $1.9 million posted in fiscal 2004. The decline was attributed primarily to income on consumer loan sales. Aside from the securitization transaction, only a single bulk sale was completed during the most recent fiscal year. For the year ended June 30, 2005, a loss of $72,000 was recognized from consumer loan sales compared to a $482,000 gain the prior year. The fiscal 2005 total included a $160,000 loss associated with the securitization transaction excluding the aforementioned reduction in allowances. For the year ended June 30, 2005, First Bancorp sold $5.5 million of single-family residential mortgage loans at a gain of $112,000 compared to $8.3 million of sales at a $154,000 gain in fiscal 2004. The cash surrender value of bank-owned life insurance added $211,000 in fiscal 2005 compared to $224,000 the preceding year. Service charges on deposit accounts plus pass- through fees related to ATM and POS processing increased moderately in fiscal 2005 due to fee schedule changes. Fees for servicing loans, the largest component of other non-interest income, increased approximately 21.0% to $409,000 for the year ended June 30, 2005, from $338,000 the preceding twelve months due largely to the servicing of sold consumer loans.

      Noninterest Expense. Total noninterest expense decreased to $6.6 million in fiscal 2005 from $7.4 million in fiscal 2004, a decrease of 10.8%. Compensation and employee benefits totaled $3.8 million for the year ended June 30, 2005, compared to $4.9 million in fiscal 2004. The most significant contributor to the reduced personnel expenses was the $1.1 million charge in fiscal 2004 upon First Federal's withdrawal from the defined benefit pension plan. Wages and salaries increased $251,000 due to personnel additions, routine pay increases and accrual adjustments. In addition, employer 401K matching, which was implemented in fiscal 2005, totaled $105,000.

      Equipment expense increased $65,000, or 17.6%, to $434,000 for the year ended June 30, 2005, from $369,000 for the year ended June 30, 2004. The largest component of the change was a $62,000 increase in software licensing expenses.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative years. The $76,000 annual expense represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      Data processing expenses totaled $370,000 for the year ended June 30, 2005, a 17.7% increase from the preceding fiscal year. Greater activity, higher maintenance fees, and expenses associated with the growth of online banking were responsible for the increase.

      Advertising expenses rose 44.5% to $250,000 in fiscal 2005 from $173,000 the preceding year. The increase was due to placing a greater emphasis on promoting brand awareness.

      Other noninterest expenses increased $94,000, or 8.3%, to $1.2 million in fiscal 2005. Aside from an $118,000 prepayment penalty on a $5.0 million Federal Home Loan Bank advance, the change from fiscal 2004 was distributed among numerous expense categories.

      Income Tax Expense. First Bancorp reported an $897,000 income tax expense for the fiscal year ended June 30, 2005, compared to a $26,000 income tax benefit in fiscal 2004. Effective tax rates for the comparative years were 36.9% and (9.5%), respectively. Effective tax rates for both years are below statutory rates due, in part, to changes in the cash surrender values of company-owned life insurance policies and the apportionment rules applicable to state income taxes. Additionally, $67,000 of tax credits from investments in low income housing projects were utilized in fiscal 2004 with no similar tax credits available in fiscal 2005.

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

      Provision for Loan Losses. The provision for loan losses was $226,000 for the year ended June 30, 2004, compared to $563,000 for the preceding year. In addition to $360,000 of routine provisions for new production, the fiscal 2004 total included the recapture of $134,000 of allowances on $25.5 million of automobile loans reclassified as "held for sale" and subsequently sold.

      The continued need for provisions was based primarily on the growing proportion of nonmortgage loans, particularly consumer loans, added to First Bancorp's portfolio. However, because delinquency and charge-off trends had stabilized, management determined that a lower level of provisions was warranted. For example, nonperforming loans represented 0.19% of total loans at June 30, 2004, compared to 0.28% a year earlier. Additionally, net charge-offs were down to $249,000 in fiscal 2004 versus $293,000 in fiscal 2003.

      Noninterest Income. At $1.9 million, noninterest income for the year ended June 30, 2004, decreased 13.6% from the $2.2 million posted in fiscal 2003. Lower mortgage banking revenues were primarily responsible for the decline as the heavy refinancing activity in fiscal 2003 subsided in fiscal 2004. For the year ended June 30, 2004, First Bancorp sold $8.3 million of mortgage loans at a gain of $154,000 compared to $19.4 million of sales at a $630,000 gain in fiscal 2003. First Bancorp also recognized gains of $482,000 and $452,000 on sales of consumer loans during fiscal 2004 and fiscal 2003, respectively. The cash surrender value of bank-owned life insurance added $224,000 in fiscal 2004 compared to $214,000 the preceding year. Service charges on deposit accounts plus pass-through fees related to ATM and POS processing increased modestly in fiscal 2004. Fees for servicing loans increased approximately 54.3% to $338,000 for the year ended June 30, 2004, from $219,000 the preceding year.

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

Average Balances, Interest and Average Yields/Cost

      The following table sets forth for the years ended June 30, 2005, 2004 and 2003 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                                                 Years Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                              2005                       2004                       2003
                                                 --------------------------- --------------------------- ---------------------------
                                                            Interest                    Interest                    Interest
                                                  Average      and    Yield/  Average     and     Yield/ Average       and    Yield/
                                                  Balance   Dividends Cost    Balance  Dividends  Cost   Balance    Dividends Cost
                                                 --------   --------- -----  --------  ---------  -----  --------   --------- -----
                                                                           (Dollars in thousands)       (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ........................ $180,316   $ 10,532  5.84%  $144,565   $  8,739  6.05%  $123,312   $  8,941  7.25%
   Investment securities .......................   70,509      2,910  4.13     48,714      1,854  3.81     32,195      1,644  5.11
   Deposits with financial institutions ........    3,061         90  2.94      3,049         56  1.84      7,652        175  2.29
   Federal funds sold ..........................    2,501         49  1.96      1,299         12  0.92      3,698         50  1.35
   Other .......................................    2,770        119  4.30      2,426        114  4.70      1,670         93  5.57
                                                 --------   --------         --------   --------         --------   --------
      Total interest-earning assets ............  259,157     13,700  5.29    200,053     10,775  5.39    168,527     10,903  6.47
Non-interest-earning assets ....................   19,277                      17,220                      15,964
                                                 --------                    --------                    --------
      Total assets ............................. $278,434                    $217,273                    $184,491
                                                 ========                    ========                    ========

Interest-bearing liabilities:
   Demand and savings accounts ................. $ 55,571        410  0.74   $ 46,275        241  0.52   $ 45,004        440  0.98
   Certificates of deposit .....................  143,117      3,760  2.63     92,756      2,557  2.76     72,916      2,572  3.53
                                                 --------   --------         --------   --------         --------   --------
      Total deposits ...........................  198,688      4,170  2.10    139,031      2,798  2.01    117,920      3,012  2.55
   Borrowings ..................................   45,342      1,725  3.80     44,354      1,826  4.12     37,794      1,621  4.94
   Other .......................................    1,085        108  9.95      1,056        103  9.75        986         95  9.63
                                                 --------                    --------                    --------
      Total interest-bearing liabilities .......  245,115      6,003  2.45    184,441      4,727  2.56    151,700      4,728  3.12
Non-interest-bearing liabilities ...............    3,822                       2,725                       2,440
Stockholders' equity ...........................   29,497                      30,107                      30,351
                                                 --------                    --------                    --------
      Total liabilities and stockholders' equity $278,434                    $217,273                    $184,491
                                                 ========                    ========                    ========

Net interest income ............................            $  7,697                    $  6,048                    $  6,175
                                                            ========                    ========                    ========
Interest rate spread (2) .......................                      2.84%                       2.83%                       3.35%
Net interest margin (3) ........................                      2.97%                       3.02%                       3.66%
Ratio of average interest-earning assets to
   average interest-bearing liabilities ........   105.73%                     108.46%                     111.09%


-------------

(1) Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)   Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

      The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2005, 2004 and 2003. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                      2005 vs. 2004                  2004 vs. 2003
                                              ----------------------------    -----------------------------
                                              Increase (Decrease)             Increase (Decrease)
                                                    Due to                         Due to
                                              ------------------              ------------------
                                                Rate     Volume      Net       Rate      Volume       Net
                                              -------    -------   -------    -------    -------    -------
                                                                     (In thousands)
Interest-earning assets:
   Loans receivable, net ..................   $  (304)   $ 2,097   $ 1,793    $(1,613)   $ 1,411    $  (202)
   Investment securities ..................       168        888     1,056       (490)       700        210
   Deposits with financial institutions ...        34         --        34        (29)       (90)      (119)
   Federal funds sold .....................        20         17        37        (12)       (26)       (38)
   Other ..................................       (10)        15         5        (16)        37         21
                                              -------    -------   -------    -------    -------    -------
      Total net change in income on
         interest-earning assets ..........       (92)     3,017     2,925     (2,160)     2,032       (128)
Interest-bearing liabilities:
   Demand and savings accounts ............       114         55       169       (211)        12       (199)
   Certificates of deposit ................      (125)     1,328     1,203       (630)       615        (15)
                                              -------    -------   -------    -------    -------    -------
      Total deposits ......................       (11)     1,383     1,372       (841)       627       (214)
   Borrowings .............................      (141)        40      (101)      (302)       507        205
   Other ..................................         2          3         5          1          7          8
      Total net change in expense on
         Interest-bearing liabilities .....      (150)     1,426     1,276     (1,142)     1,141         (1)
                                              -------    -------   -------    -------    -------    -------
Net change in net interest income .........   $    58    $ 1,591   $ 1,649    $(1,018)   $   891    $  (127)
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

      The following table sets forth the change in First Bancorp's net portfolio value at June 30, 2005 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

                        Interest Rate Sensitivity of Net Portfolio Value
                 ---------------------------------------------------------------
  Basis Point             Net Portfolio Value          Portfolio Value of Assets
    ("bp")       ----------------------------------    -------------------------
Change in Rates  $ Amount    $ Change      % Change    NPV Ratio      Change
---------------  --------    ---------     --------    ---------    -----------
                                    (Dollars in thousands)
     +300bp      $ 17,586    $(10,764)       (38)%         6.75%      (349)bp
     +200          22,225      (6,125)       (22)          8.34       (191)
     +100          25,943      (2,407)        (8)          9.53        (71)
        0          28,350          --         --          10.24         --
     -100          28,611         261          1          10.23         (1)
     -200          27,070      (1,280)        (5)          9.62        (62)


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

      First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2005, cash and cash equivalents totaled $35.3 million, or 12.7% of total assets. At June 30, 2005, First Federal had outstanding commitments to originate loans of $5.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $92.1 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which could result in an increase in interest expense to the extent that the average rate paid on such advances sometimes exceeds the average rate paid on deposits of similar duration.

      The primary investing activities of First Federal are originating loans and purchasing investments and mortgage- backed securities. In fiscal 2005, however, net proceeds from maturities of investment securities and principal payments received on mortgage-backed and related securities, totaled $10.9 million. The securitization of $50.8 million of automobile loans led to a $7.9 million net decrease in loans for the year ended June 30, 2005.

      First Federal's significant financing activities are generally deposit accounts and FHLB borrowings. Deposit growth, primarily due to brokered certificates of deposit and a new high-yield savings account, provided $13.0 million during the year. The net repayment of FHLB borrowings of $3.2 million partially offset the deposit growth in 2005.

      On February 19, 2003, the Company announced a stock repurchase program to acquire up to 166,175, or 10%, of the Company's outstanding shares of common stock. This repurchase program, as with the previous program, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of June 30, 2005, First Bancorp had repurchased 156,508 shares under the current program. The repurchase program is not expected to effect First Federal's status as a well-capitalized institution or negatively impact First Bancorp's liquidity position. See "Item 5 - Market for Common Equity and Related Stockholder Matters" for additional information regarding the Company's stock repurchases.

      Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2005, First Federal had approximately $31.3 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2005, First Federal had $45.0 million of borrowings from the FHLB.

      The following tables disclose contractual obligations of First Bancorp as of June 30, 2005 (in thousands):

                                                              Payments due by period
                                -----------------------------------------------------------------------------------
                                                     Less Than         1 - 3           3 - 5          More than
Contractual Obligations              Total             1 Year          Years           Years           5 Years
-----------------------         ---------------- ---------------- --------------- ---------------- ----------------
Long-Term Debt Obligations......    $45,000             $ --          $2,000          $10,000          $33,000
                                    -------             ----          ------          -------          -------
Total...........................    $45,000             $ --          $2,000          $10,000          $33,000
                                    =======             ====          ======          =======          =======

      OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2005, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 9.48%, 9.63% and 15.01%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, "Regulation and Supervision
- Federal Savings Institution Regulation - Capital Requirements."

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

      For the year ended June 30, 2005, First Bancorp engaged in no off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Impact of Accounting Pronouncements and Regulatory Policies

      In January 2003, the Emerging Issues Task Force ("EITF") began a project "EITF 03-1" to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement. The Financial Accounting Standards Board recently delayed the effective date of the impairment requirements of EITF 03-1. In addition to this, the FASB staff has recently summarized respondent comment letters and made recommendations to the FASB Board at the June 29, 2005 meeting regarding this issue. Based on management's review of all the available materials, it believes that EITF 03-1 should not have a material impact on our financial results.

      In December 2004, the Financial Accounting Standards Board issued Statement 123R, "Share-Based Payment," that would be effective for all employee awards granted, modified, or settled after July 1, 2005. As of the effective date, compensation expense related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of salary expense incurred for future financial statements reporting if we have a stock award program in place after the proposed statement becomes effective.

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

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements required by this Item are incorporated by reference to First Bancorp's Audited Consolidated Financial Statements beginning at page F-2 of this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 16, 2005, and to Part I,
Item 1, "Description of Business - Executive Officers of the Registrant" of this report. The information relating to the directors and officers compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference to First Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 16, 2005.

      First Bancorp has adopted a Code of Business Conduct that applies to First Bancorp's directors, executive officers and all other employees. A copy of First Bancorp's Code of Business Conduct is available to any person without charge, upon written request made to the Corporate Secretary at 2200 West Franklin Street, Evansville, Indiana 47712.

ITEM 10. EXECUTIVE COMPENSATION

      The information regarding executive compensation is incorporated herein by reference to First Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 16, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in First Bancorp's Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2005.

Equity Compensation Plan Information as of June 30, 2005

      The following table provides information as of June 30, 2005 for compensation plans under which equity securities may be issued.

--------------------------------------------------------------------------------------------------
Plan category            Number of securities       Weighted-average       Number of securities
                         to be issued upon          exercise price of      remaining available for
                         exercise                   outstanding options,   future issuance under
                         of outstanding options,    warrants and rights    equity compensation
                         warrants and rights                               plans (excluding
                                                                           securities reflected in
                                                                           column (a))
--------------------------------------------------------------------------------------------------
                         (a)                         (b)                   (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                        146,177                 $12.42                   42,276
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                             --                     --                       --
--------------------------------------------------------------------------------------------------
Total                                   146,177                 $12.42                   42,276
--------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 16, 2005.

                                     PART IV

ITEM 13. EXHIBITS

      The following documents are filed as part of this report.

            3.1   Articles of Incorporation of First Bancorp of Indiana, Inc.(1)
            3.2   Amended Bylaws of First Bancorp of Indiana, Inc.(2)
            4.0   Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)
            10.1 First Federal Savings Bank Employee Stock Ownership Plan Trust Agreement(2)
            10.2 Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)
            10.3 First Federal Savings Bank Employee Severance Compensation Plan, as amended and restated(5)
            10.4  First Federal Savings Bank Director Deferred Compensation
                  Plan(1)
            10.5 First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan, as amended(5)
            10.6 First Federal Savings Bank Second Executive Retirement Income Master Agreement(4)
            21.0  List of Subsidiaries
            23.0  Consent of independent auditors
            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer
            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer
            32.0  Section 1350 Certifications

            --------------------

            (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.
            (2) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 1999.
            (3)   Incorporated herein by reference into this document from
                  Exhibit 10 to the Quarterly Report on From 10-Q for the quarter ended December 31, 1999.
            (4) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB for the year ended June 30, 2002.
            (5) Incorporated herein by reference into this document from the Exhibits to the Annual Report on Form 10-KSB for the year ended June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this item is incorporated herein by reference to First Bancorp's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on November 16, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      First Bancorp of Indiana, Inc.


Date:  September 23, 2005             By:  /s/ Michael H. Head
                                           -------------------------------------
                                           Michael H. Head
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Michael H. Head              President, Chief Executive Officer          September 23, 2005
-------------------------
Michael H. Head                  and Director
                                 (principal executive officer)


/s/ George J. Smith              Treasurer and Chief Financial Officer       September 23, 2005
-------------------------
George J. Smith                  (principal financial
                                 and accounting officer)


/s/ Harold Duncan                Chairman of the Board                       September 23, 2005
-------------------------
Harold Duncan


/s/ Timothy A. Flesch            Director                                    September 23, 2005
-------------------------
Timothy A. Flesch


/s/ David E. Gunn                Director                                    September 23, 2005
-------------------------
David E. Gunn


/s/ Daniel L. Schenk             Director                                    September 23, 2005
-------------------------
Daniel L. Schenk


/s/ E. Harvey Seaman, III        Director                                    September 23, 2005
-------------------------
E. Harvey Seaman, III


/s/ Jerome A. Ziemer             Director                                    September 23, 2005
-------------------------
Jerome A. Ziemer


[LOGO] BKD LLP


             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors
   and Stockholders
First Bancorp of Indiana, Inc.
Evansville, Indiana


We have audited the accompanying balance sheets of First Bancorp of Indiana as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp of Indiana, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ BKD, LLP


Evansville, Indiana
July 21, 2005


                                 First Bancorp of Indiana, Inc.
                                  Consolidated Balance Sheets
                                    June 30, 2005 and 2004

Assets
                                                                             2005            2004
                                                                       ------------------------------
        Cash and due from banks                                        $   3,998,956    $   2,886,086
        Interest-bearing demand deposits with banks                       28,536,908        3,918,784
        Federal funds sold                                                 2,800,000        1,290,000
                                                                       -------------    -------------
               Cash and cash equivalents                                  35,335,864        8,094,870
        Interest-bearing deposits                                            958,892          943,789
        Available-for-sale securities                                     58,279,164       66,113,319
        Held-to-maturity securities                                        7,039,852        9,396,072
        Loans, net of allowance for loan losses of $855,000
          and $1,078,000 at June 30, 2005 and 2004, respectively         154,546,379      162,687,300
        Premises and equipment                                             3,948,433        2,720,106
        Federal Home Loan Bank stock                                       3,314,000        2,677,200
        Goodwill                                                           1,786,297        1,786,297
        Core deposit intangible                                              162,740          238,790
        Other assets                                                      11,996,004        9,407,415
                                                                       -------------    -------------

               Total assets                                            $ 277,367,625    $ 264,065,158
                                                                       =============    =============

Liabilities and Stockholders' Equity
    Liabilities
        Deposits
           Noninterest-bearing                                         $  11,581,099    $   6,206,246
           Interest-bearing                                              184,151,437      176,533,610
                                                                       -------------    -------------
               Total deposits                                            195,732,536      182,739,856
        Short-term borrowings                                                     --       12,500,000
        Long-term debt                                                    45,000,000       35,666,667
        Advances from borrowers for taxes and insurance                      545,180          518,099
        Other liabilities                                                  6,168,674        3,672,771
                                                                       -------------    -------------

               Total liabilities                                         247,446,390      235,097,393
                                                                       -------------    -------------

    Commitments and Contingencies                                                  0                0
                                                                       -------------    -------------

    Stockholders' Equity
        Preferred stock, $0.01 par value; authorized and unissued
          1,000,000 shares
        Common stock, $0.01 par value; authorized 9,000,000 shares;
          issued 2005 and 2004 - 2,272,400 shares                             22,724           22,724
        Additional paid-in capital                                        22,089,607       21,828,080
        Retained earnings                                                 18,918,059       18,344,146
        Accumulated other comprehensive loss
           Unrealized depreciation on available-for-sale securities,
              net of income taxes 2005 - $(185,000); 2004 - $(557,000)     (300,457)        (908,658)
                                                                       -------------    -------------

                                                                          40,729,933       39,286,292
        Unreleased employee stock ownership plan shares
           2005 - 83,320 shares; 2004 - 98,470 shares                       (850,546)      (1,005,199)
        Unreleased management recognition plan shares
           2005 - 0 shares; 2004 - 14,349 shares                                  --         (134,927)
        Treasury stock, at cost
           2005 - 674,751 shares; 2004 - 646,086 shares                   (9,958,152)      (9,178,401)
                                                                       -------------    -------------

               Total stockholders' equity                                 29,921,235       28,967,765
                                                                       -------------    -------------

               Total liabilities and stockholders' equity              $ 277,367,625    $ 264,065,158
                                                                       =============    =============

See Notes to Consolidated Financial Statements


                         First Bancorp of Indiana, Inc.
                        Consolidated Statements of Income
                    Years Ended June 30, 2005, 2004 and 2003

                                                      2005           2004            2003
                                                  -------------------------------------------
Interest Income
    Loans                                         $ 10,531,017   $  8,739,334    $  8,940,560
    Investment securities                            2,910,266      1,854,070       1,644,738
    Deposits with banks                                 90,207         55,649         175,119
    Federal funds sold                                  49,336         12,437          49,631
    Other                                              118,831        113,856          92,891
                                                  ------------   ------------    ------------
           Total interest income                    13,699,657     10,775,346      10,902,939
                                                  ------------   ------------    ------------

Interest Expense
    Deposits                                         4,169,876      2,797,957       3,011,620
    Borrowings                                       1,724,679      1,825,611       1,621,607
    Other                                              108,468        103,414          94,796
                                                  ------------   ------------    ------------
           Total interest expense                    6,003,023      4,726,982       4,728,023
                                                  ------------   ------------    ------------

Net Interest Income                                  7,696,634      6,048,364       6,174,916

Provision for Loan Losses                              106,037        226,845         563,000
                                                  ------------   ------------    ------------
Net Interest Income After Provision for
   Loan Losses                                       7,590,597      5,821,519       5,611,916
                                                  ------------   ------------    ------------
Noninterest Income
    Service charges on deposit accounts                371,467        360,068         353,294
    Net gains on sales of loans                         40,089        636,059       1,081,601
    Net gain on sales of investment securities              --             --          62,776
    ATM transaction and POS interchange fees           230,967        191,597         185,463
    Increase in cash surrender value of life
      insurance                                        211,170        224,327         214,311
    Other                                              570,722        476,012         346,621
                                                  ------------   ------------    ------------

           Total noninterest income                  1,424,415      1,888,063       2,244,066
                                                  ------------   ------------    ------------
Noninterest Expense
    Salaries and employee benefits                   3,827,607      3,818,343       3,298,343
    Withdrawal from multi-employer pension plan             --      1,087,000              --
    Net occupancy expense                              256,563        287,802         279,113
    Equipment expense                                  434,013        369,173         330,271
    Data processing fees                               370,141        314,518         241,052
    Legal and professional fees                        134,688        162,080         167,065
    Amortization of intangible assets                   76,050         76,050          96,176
    Advertising                                        249,992        173,482         112,840
    Other                                            1,237,089      1,142,621         979,601
                                                  ------------   ------------    ------------

           Total noninterest expense                 6,586,143      7,431,069       5,504,461
                                                  ------------   ------------    ------------
Income Before Income Taxes                           2,428,869        278,513       2,351,521
Provision for Income Taxes (Credit)                    896,610        (26,499)        710,107
                                                  ------------   ------------    ------------
Net Income                                        $  1,532,259   $    305,012    $  1,641,414
                                                  ============   ============    ============
Basic Earnings Per Share                          $       1.02   $       0.21    $       1.10
                                                  ============   ============    ============
Diluted Earnings Per Share                        $        .98   $       0.20    $       1.04
                                                  ============   ============    ============


See Notes to Consolidated Financial Statements

                                           First Bancorp of Indiana, Inc.
                                  Consolidated Statements of Stockholders' Equity
                                       Years Ended June 30, 2005, 2004 and 2003

                                                                                      Other                          Accumulated
                                                     Comprehensive                   Additional                     Comprehensive
                                                        Income          Common        Paid-In         Retained         Income
                                                        (Loss)          Stock         Capital         Earnings         (Loss)
                                                    --------------------------------------------------------------------------------


Balance, July 1, 2002                                                $     22,724   $ 21,915,323    $ 17,961,840    $    111,615

  Net income                                         $  1,641,414              --             --       1,641,414              --
  Dividends on common stock, $0.40 per
     share                                                     --              --             --        (664,190)             --
  Purchase of treasury stock (198,035
     shares)                                                   --              --             --              --              --
  Exercise of stock options (50,436
     shares)                                                   --              --       (229,056)             --              --
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                                 --              --         82,340              --              --
  Management Recognition Plan shares
     allocated (17,220 shares)                                 --              --         (4,792)             --              --
  Tax benefit of employee benefit plans                        --              --         45,868              --              --
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax benefit of $98,230                (160,271)             --             --              --        (160,271)
                                                     ------------    ------------   ------------    ------------    ------------
      Comprehensive income                           $  1,481,143
                                                     ============

Balance, June 30, 2003                                                     22,724     21,809,683      18,939,064         (48,656)

  Net income                                         $    305,012              --             --         305,012              --
  Dividends on common stock, $.56 per
     share                                                     --              --             --        (899,930)             --
  Purchase of treasury stock (21,000
     shares)                                                   --              --             --              --              --
  Exercise of stock options (42,722
     shares)                                                   --              --       (213,277)             --              --
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                                 --              --        153,686              --              --
  Management Recognition Plan shares
     allocated (17,220 shares)                                 --              --         (4,791)             --              --
  Tax benefit of employee benefit plans                        --              --         82,779              --              --
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax benefit of $527,000               (860,002)             --             --              --        (860,002)
                                                     ------------    ------------   ------------    ------------    ------------
      Comprehensive loss                             $   (554,990)
                                                     ============

Balance, June 30, 2004                                                     22,724     21,828,080      18,344,146        (908,658)

                                                      Unallocated    Unallocated
                                                         ESOP            MRP           Treasury
                                                        Shares          Shares           Stock           Total
                                                     ------------------------------------------------------------
Balance, July 1, 2002                                $ (1,314,504)   $   (458,773)   $ (6,914,237)   $ 31,323,988

  Net income                                                   --              --              --       1,641,414
  Dividends on common stock, $0.40 per
     share                                                     --              --              --        (664,190)
  Purchase of treasury stock (198,035
     shares)                                                   --              --      (3,135,113)     (3,135,113)
  Exercise of stock options (50,436
     shares)                                                   --              --         689,285         460,229
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                            154,653              --              --         236,993
  Management Recognition Plan shares
     allocated (17,220 shares)                                 --         161,923              --         157,131
  Tax benefit of employee benefit plans                        --              --              --          45,868
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax benefit of $98,230                      --              --              --        (160,271)
                                                     ------------    ------------    ------------    ------------
      Comprehensive income

Balance, June 30, 2003                                 (1,159,851)       (296,850)     (9,360,065)     29,906,049

  Net income                                                   --              --              --         305,012
  Dividends on common stock, $.56 per
     share                                                     --              --              --        (899,930)
  Purchase of treasury stock (21,000
     shares)                                                   --              --        (421,450)       (421,450)
  Exercise of stock options (42,722
     shares)                                                   --              --         603,114         389,837
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                            154,652              --              --         308,338
  Management Recognition Plan shares
     allocated (17,220 shares)                                 --         161,923              --         157,132
  Tax benefit of employee benefit plans                        --              --              --          82,779
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax benefit of $527,000                     --              --              --        (860,002)
                                                     ------------    ------------    ------------    ------------
      Comprehensive loss

Balance, June 30, 2004                                 (1,005,199)       (134,927)     (9,178,401)     28,967,765


See Notes to Consolidated Financial Statements

                                                First Bancorp of Indiana, Inc.
                                        Consolidated Statements of Stockholders' Equity
                                           Years Ended June 30, 2005, 2004 and 2003
                                                          (continued)

                                                                                                   Accumulated
                                                                                                      Other
                                                     Comprehensive                 Additional     Comprehensive
                                                        Income        Common         Paid-In         Retained         Income
                                                        (Loss)         Stock         Capital         Earnings         (Loss)
                                                     ---------------------------------------------------------------------------

Balance, June 30, 2004 (Carried Forward)                            $     22,724   $ 21,828,080    $ 18,344,146    $   (908,658)

  Net income                                         $  1,532,259             --             --       1,532,259              --
  Dividends on common stock, $0.59 per
     share                                                     --             --             --        (958,346)             --
  Purchase of treasury stock (61,239
     shares)                                                   --             --             --              --              --
  Exercise of stock options (32,574
     shares)                                                   --             --       (108,386)             --              --
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                                 --             --        147,306              --              --
  Management Recognition Plan shares
     allocated (17,214 shares)                                 --             --         (3,993)             --              --
  Tax benefit of employee benefit plans                        --             --        226,600              --              --
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax expense of $373,000                608,201             --             --              --         608,201
                                                     ------------

      Comprehensive income                           $  2,140,460             --             --              --              --
                                                     ============   ------------   ------------    ------------    ------------

Balance, June 30, 2005                                              $     22,724   $ 22,089,607    $ 18,918,059    $   (300,457)
                                                                    ============   ============    ============    ============

                                                      Unallocated     Unallocated
                                                         ESOP            MRP           Treasury
                                                        Shares          Shares           Stock          Total
                                                     ------------------------------------------------------------
Balance, June 30, 2004 (Carried Forward)             $ (1,005,199)   $   (134,927)   $ (9,178,401)   $ 28,967,765

  Net income                                                   --              --              --       1,532,259
  Dividends on common stock, $0.59 per
     share                                                     --              --              --        (958,346)
  Purchase of treasury stock (61,239
     shares)                                                   --              --      (1,250,740)     (1,250,740
  Exercise of stock options (32,574
     shares)                                                   --              --         470,989         362,603
  Employee Stock Ownership Plan shares
     allocated (15,150 shares)                            154,653              --              --         301,959
  Management Recognition Plan shares
     allocated (17,214 shares)                                 --         134,927              --         130,934
  Tax benefit of employee benefit plans                        --              --              --         226,600
  Change in unrealized depreciation on
     available-for-sale securities,
     net of income tax expense of $373,000                     --              --              --         608,201

      Comprehensive income                                     --              --              --               0
                                                     ------------    ------------    ------------    ------------

Balance, June 30, 2005                               $   (850,546)   $          0    $ (9,958,152)   $ 29,921,235
                                                     ============    ============    ============    ============

See Notes to Consolidated Financial Statements

                                        First Bancorp of Indiana, Inc.
                                    Consolidated Statements of Cash Flows
                                  Years Ended June 30, 2005, 2004 and 2003

                                                                   2005           2004            2003
                                                              --------------------------------------------
Operating Activities
    Net income                                                $  1,532,259    $    305,012    $  1,641,414
    Items not requiring (providing) cash
       Provision for loan losses                                   106,037         226,845         563,000
       FHLB stock dividends received                              (116,100)       (112,000)        (20,400)
       Depreciation                                                240,492         242,013         242,589
       Amortization of premiums and discounts
          on securities                                            260,290         322,873          72,208
       Amortization of net loan origination fees                  (148,420)        (28,781)       (248,000)
       Amortization of goodwill and intangible assets               76,050          76,050          96,175
       Deferred income taxes                                       130,000         161,000         (64,000)
       Increase in cash surrender value of life insurance         (211,170)       (224,327)       (214,311)
       Loans originated for sale                               (64,710,653)    (40,776,789)    (46,174,527)
       Proceeds from sales of loans                             64,750,742      41,412,848      47,256,128
       Net gain on loan sales                                      (40,089)       (636,059)     (1,081,601)
       Net gains on sales of available-for-sale securities              --              --         (62,776)
       Compensation expense related to employee
          stock ownership plan and management recognition
          plan                                                     432,893         465,470         394,124
       Tax benefit of employee benefit plans                       226,600          82,779          45,868
    Changes in
       Other assets                                             (2,881,743)       (436,283)       (709,639)
       Other liabilities                                         2,495,903       1,956,108         250,211
                                                              ------------    ------------    ------------

           Net cash provided by operating activities             2,143,091       3,036,759       1,986,463
                                                              ------------    ------------    ------------

Investing Activities
    Net change in interest-bearing deposits                        (15,103)        485,679        (835,468)
    Proceeds from maturities of available-for-sale
      securities                                                15,622,766      12,763,958       2,759,812
    Proceeds from maturities of held-to-maturity securities      2,695,802       8,151,533      17,319,771
    Purchases of available-for-sale securities                  (7,055,958)    (66,178,178)    (15,389,725)
    Purchases of held-to-maturity securities                      (350,000)             --              --
    Proceeds from sales of available-for-sale securities                --              --         887,404
    Net change in loans                                          8,183,304     (27,863,314)    (17,403,130)
    Purchases of premises and equipment                         (1,468,819)       (134,878)        (59,700)
    Purchase of FHLB stock                                        (520,700)       (365,200)       (700,000)
                                                              ------------    ------------    ------------

           Net cash provided by (used in) investing
              activities                                        17,091,292     (73,140,400)    (13,421,036)
                                                              ------------    ------------    ------------

See Notes to Consolidated Financial Statements

                                     First Bancorp of Indiana, Inc.
                                 Consolidated Statements of Cash Flows
                                Years Ended June 30, 2005, 2004 and 2003
                                                (continued)

                                                              2005           2004             2003
                                                         --------------------------------------------
Financing Activities
    Net increase in demand deposits, money market,
      NOW and savings accounts                           $  8,122,037    $  1,840,799    $  3,058,898
    Net increase (decrease) in certificates of deposit      4,870,643      65,008,499      (7,083,589)
    Net increase (decrease) in short-term borrowings      (12,500,000)     12,500,000              --
    Proceeds from issuance of long-term debt               15,000,000       2,000,000      12,000,000
    Repayments of long-term debt                           (5,666,667)     (6,666,666)     (1,666,667)
    Net increases (decreases) in advances from
      borrowers for taxes and insurance                        27,081        (141,743)        203,213
    Dividends paid                                           (958,346)       (899,930)       (664,190)
    Purchase of treasury stock                             (1,250,740)       (421,450)     (3,135,113)
    Exercise of stock options                                 362,603         389,837         460,229
                                                         ------------    ------------    ------------

           Net cash provided by financing activities        8,006,611      73,609,346       3,172,781
                                                         ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents           27,240,994       3,505,705      (8,261,792)

Cash and Cash Equivalents, Beginning of Year                8,094,870       4,589,165      12,850,957
                                                         ------------    ------------    ------------

Cash and Cash Equivalents, End of Year                   $ 35,335,864    $  8,094,870    $  4,589,165
                                                         ============    ============    ============

Supplemental Cash Flows Information
    Interest paid                                        $  5,826,715    $  4,537,037    $  4,647,165
    Income taxes paid, net of refunds                    $    725,000    $    357,000    $    773,000


See Notes to Consolidated Financial Statements
                                                                                                    7

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

      Cash Equivalents

            The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted of interest-bearing time deposits with the Federal Home Loan Bank and federal funds sold to a correspondent bank at June 30, 2005 and 2004.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

      Automobile Loan Securitizations

            In 2005, the Bank used the securitization of automobile loans as a source of funding and as a mechanism to reduce its volume of automobile loans. Automobile loans were transferred into a qualifying special purpose entity (SPE) then to a trust in a transaction that is effective under applicable banking rules and regulations to legally isolate the assets from the Bank. Where the transferor is a depository institution such as the Bank, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140) requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if the Bank were a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the Bank and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the Bank's control over the transferred assets are taken into account in order to determine whether derecognition of assets is

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            warranted, including whether the SPE has complied with rules concerning qualifying special purpose entities.

            A legal opinion was obtained for the automobile loan securitization transaction in 2005, which was structured as a two-step securitization. While noting the transaction fell within the meaning of a "securitization" under the FDIC regulation, "Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation" (the "Securitization Rule"), in accordance with accounting guidance, an analysis was also rendered under state law as if the Bank was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of the Bank's receivership or conservatorship estate in the event of insolvency and also states the Bank would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the Bank upon such event.

            In a securitization, the trust issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, the retention of subordinated interests by the Bank or its affiliate, and, possibly, the acquisition of a financial guarantee policy. The subordinated interests retained by the Bank or its affiliate may take the form of seller certificates, subordinated tranches, cash reserve balances, servicing assets and interest-only strips representing the net cash flows generated by the assets after all contractual payments and other obligations, including servicing fees, have been satisfied.

            In accordance with SFAS 140, securitized automobile loans are removed from the balance sheet and a net gain or loss is recognized as a noninterest component of income at the time of the sale. Transaction costs associated with the automobile loan securitization are recognized as a component of the gain or loss.

            Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and accounted for as available-for-sale securities with subsequent adjustments to fair value recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other than temporary. The Bank uses assumptions and estimates in accordance with SFAS 140 for determining the fair value allocated to the retained interests at the time of sale. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds and discount rates commensurate with the risks involved.

            On a quarterly basis, management reviews the historical performance of the retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            the automobile loan securitization footnote for further analysis of the assumptions used in the determination of fair value.

            The retained interest represents the Bank's maximum loss exposure with respect to securitization transactions. The investors in the debt securities issued by the trust have no further recourse against the Bank if cash flows generated by the securitized automobile loans are inadequate to service the obligations of the trust.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

      Stock Options

            At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 18. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         2005        2004          2003
                                                      ---------    ---------    ---------
            Net income, as reported                   $   1,532    $     305    $   1,641
            Less:  Total stock-based employee
                compensation cost determined under
                the fair value based method, net of
                income taxes                                (85)        (130)        (113)
                                                      ---------    ---------    ---------

            Pro forma net income                      $   1,447    $     175    $   1,528
                                                      =========    =========    =========

            Earnings per share
                Basic - as reported                   $    1.02    $    0.21    $    1.10
                Basic - pro forma                          0.96         0.12         1.02
                Diluted - as reported                 $    0.98    $    0.20    $    1.04
                Diluted - pro forma                        0.92         0.11         0.97

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

      Reclassifications

            Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:  Restriction on Cash and Due From Banks

            The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2005, was $514,000.

Note 3:  Investments

      Available-for-Sale Securities

            The amortized cost and approximate fair values of securities classified as available for sale are as follows:

                                                      June 30, 2005
                                    ---------------------------------------------------
                                                   Gross         Gross
                                     Amortized   Unrealized    Unrealized   Approximate
                                       Cost        Gains        (Losses)     Fair Value
                                    ---------------------------------------------------
            Mortgage-backed         $   46,134   $       21    $     (510)   $   45,645
               securities
            U.S. government
               agencies                 10,636           14           (16)       10,634

            Corporate obligations        2,000           --            --         2,000
                                    ----------   ----------    ----------    ----------

                                    $   58,770   $       35    $     (526)   $   58,279
                                    ==========   ==========    ==========    ==========

                                                      June 30, 2005
                                    ---------------------------------------------------
                                                   Gross         Gross
                                     Amortized   Unrealized    Unrealized   Approximate
                                       Cost        Gains        (Losses)     Fair Value
                                    ---------------------------------------------------
            Mortgage-backed         $   57,793   $        5    $   (1,349)   $   56,449
               securities
            U.S. government
               agencies                  9,794            6          (136)        9,664
                                    ----------   ----------    ----------    ----------

                                    $   67,587   $       11    $   (1,485)   $   66,113
                                    ==========   ==========    ==========    ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The amortized cost and fair value of available-for-sale securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for Sale
                                               ---------------------
                                               Amortized      Fair
                                                  Cost       Value
                                               ---------------------

            Within one year                    $      --   $      --
            One to five years                         --          --
            Five to ten years                      7,669       7,656
            After ten years                        4,967       4,978
                                               ---------   ---------
                                                  12,636      12,634
            Mortgage-backed securities            46,134      45,645
                                               ---------   ---------

                                               $  58,770   $  58,279
                                               =========   =========

      Held-to-Maturity Securities

            The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

                                                    June 30, 2005
                                  ---------------------------------------------------
                                                 Gross         Gross
                                   Amortized   Unrealized    Unrealized   Approximate
                                     Cost        Gains        (Losses)     Fair Value
                                  ---------------------------------------------------
            Mortgage-backed
               securities         $    5,854   $      134    $       (9)   $    5,979
            Municipal bonds              350           --            --           350
            Collateralized auto
               obligations               836           --            --           836
                                  ----------   ----------    ----------    ----------

                                  $    7,040   $      134    $       (9)   $    7,165
                                  ==========   ==========    ==========    ==========
                                  ---------------------------------------------------
                                                 Gross         Gross
                                   Amortized   Unrealized    Unrealized   Approximate
                                     Cost        Gains        (Losses)     Fair Value
                                  ---------------------------------------------------
            Mortgage-backed
               securities         $    9,396   $      248    $       (2)   $    9,642
                                  ==========   ==========    ==========    ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The amortized cost and fair value of held-to-maturity securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Held to Maturity
                                                 ---------------------
                                                 Amortized      Fair
                                                    Cost       Value
                                                 ---------------------

            Within one year                      $     350   $     350
            One to five years                          836         836
                                                 ---------   ---------
                                                     1,186       1,186
            Mortgage-backed securities               5,854       5,979
                                                 ---------   ---------

                                                 $   7,040   $   7,165
                                                 =========   =========

            Securities with a carrying value of approximately $30,251,000 at June 30, 2005 and $40,849,000 at June 30, 2004, were pledged as collateral to secure Federal Home Loan Bank (FHLB) advances.

            There were no sales of securities during 2005 or 2004. Gross gains of $63,000 resulting from sales of available-for-sale securities were realized for 2003. Taxes of $25,000 were recorded on those sales in 2003.

            There were no transfers of securities between classifications during 2005, 2004 or 2003.

            Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2005 and 2004, was $49,557,000 and $62,760,000 which is approximately 76% and 83% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively. These declines primarily resulted from recent increases in market interest rates.

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004.

                                       Less than 12 Months         12 Months or More               Total
                                     -----------------------    -----------------------    -----------------------
               Description of           Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                 Securities             Value       Losses         Value       Losses         Value       Losses
            ------------------------------------------------------------------------------------------------------
            June 30, 2005
             U.S. government
               agencies              $    5,606   $      (16)   $       --   $       --    $    5,606   $      (16)
             Mortgage-backed
               securities                20,855         (237)       23,096         (282)       43,951         (519)
                                     ----------   ----------    ----------   ----------    ----------   ----------

             Total temporarily
               impaired securities   $   26,461   $     (253)   $   23,096   $     (282)   $   49,557   $     (535)
                                     ==========   ==========    ==========   ==========    ==========   ==========

                                       Less than 12 Months         12 Months or More               Total
                                     -----------------------    -----------------------    -----------------------
               Description of          Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
                 Securities            Value       Losses         Value       Losses         Value       Losses
            ------------------------------------------------------------------------------------------------------
            June 30, 2004
             U.S. government
               agencies              $    8,659   $     (136)   $       --   $       --    $    8,659   $     (136)
             Mortgage-backed
               securities                54,101       (1,351)           --           --        54,101       (1,351)
                                     ----------   ----------    ----------   ----------    ----------   ----------

             Total temporarily
               impaired securities   $   62,760   $   (1,487)   $        0   $        0    $   62,760   $   (1,487)
                                     ==========   ==========    ==========   ==========    ==========   ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 4: Loans and Allowance for Loan Losses

            Categories of loans at June 30, include:

                                                              2005        2004
                                                            -------------------
            Mortgage loans
                One-to-four family                          $ 79,725   $ 76,178
                Construction                                   4,213      7,863
                Commercial and multi-family                   10,151      4,540
            Commercial business loans                          7,587      5,467
            Consumer loans                                    49,741     68,003
            Consumer lines of credit                           5,992      5,358
            Loans to depositors secured by savings               129        157
                                                            --------   --------
                   Total loans                               157,538    167,566

            Less
                Undisbursed portion of construction loans     (2,012)    (3,731)
                Deferred loan fees                              (125)       (70)
                Allowance for loan losses                       (855)    (1,078)
                                                            --------   --------

                   Net loans                                $154,546   $162,687
                                                            ========   ========

            Activity in the allowance for loan losses was as follows:

                                                        2005     2004     2003
                                                      -------------------------

            Balance, beginning of year                $ 1,078  $ 1,101  $   831
            Provision charged to expense                  106      226      563
            Losses charged off, net of recoveries of
               $89 for 2005, $39 for 2004, and $14
               for 2003                                  (329)    (249)    (293)
                                                      -------  -------  -------

            Balance, end of year                      $   855  $ 1,078  $ 1,101
                                                      =======  =======  =======


            There were no significant impaired loans at June 30, 2005 or 2004.

            At June 30, 2005 and 2004, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at June 30, 2005 and 2004, were $419,000 and $305,000, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 5: Automobile Loan Securitization

            First Federal completed an automobile loan securitization transaction in June 2005. The transaction resulted in the sale of $49.8 million of rated class A notes. The transaction also resulted in the sale of $1.0 million in BBB rated class B notes.

            A summary of the components of managed loans, which represents both owned and securitized loans, follow. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                      June 30, 2005
                                                                 ----------------------
                                                                            Loans Past
                                                                 Principal   Due Over30
                                                                  Balance       Days
                                                                 ----------------------
            Total managed automobile loans                       $ 110,607          955
                Less: automobile loans securitized                 (48,387)          --
                Less: automobile loans sold to other investors     (12,790)         (70)
                                                                 ---------    ---------

                   Total automobile loans held in portfolio      $  49,430          885
                                                                 =========    =========

            Certain cash flows received from (paid to) the securitization trust follow:

                                                                   2005
                                                                 --------

            Proceeds from securitization                         $ 47,740
            Servicing fees received                                    --
            Purchases of delinquent or foreclosed assets             (818)

            First Federal estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. First Federal receives annual servicing fees based on the loan balances outstanding, the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

            A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example,

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                            Monthly   Expected
                                               Weighted-   Prepayment Cumulative    Annual      Weighted
                                              Average Life   Speed     Credit      Discount     -Average
                                Fair Value    (in months)   (% ABS)    Losses        Rate         Coupon
                                ------------------------------------------------------------------------
      Interest-only strip
        As of the date of
          securitization        $   2,985          54        1.60%        0.65%         8.0%        7.34%
        As of June 30, 2005         2,954          54        1.60         0.65          8.0         7.30
        Decline in fair value
          of 10% adverse change        --          --   $      69    $      32    $      38           --
        Decline in fair value
          of 20% adverse change        --          --         167           64           74           --

      Servicing asset
        As of the date of
          securitization              170          54        1.60%        0.65%         8.0%          --
        As of June 30, 2005*          168          54        1.60         0.65          8.0           --
        Decline in fair value
          of 10% adverse change        --          --   $       9           --    $       2           --
        Decline in fair value
          of 20% adverse change        --          --          18           --            3           --

            *Carrying value of the servicing asset approximated fair value at June 30, 2005

Note 6:  Premises and Equipment

            Major classifications of premises and equipment, stated at cost, are as follows:

                                                              2005       2004
                                                            ------------------
            Land                                            $ 2,107    $ 1,213
            Buildings                                         2,715      2,671
            Equipment                                         1,601      1,525
            Construction in process                             449         --
                                                            -------    -------
                                                              6,872      5,409
            Less accumulated depreciation                    (2,924)    (2,689)
                                                            -------    -------

                   Net premises and equipment               $ 3,948    $ 2,720
                                                            =======    =======

            The construction in process is the cost as of June 30, 2005 of the Company's new administrative office and main branch being built. The total cost of the new facility, including land acquisition costs, is expected to range between $5.0 and $5.5 million. It is presently expected that the new facility will open in the first quarter of 2006. Also, the Bank plans to consolidate the deposits and operations of its current Green River Road branch with its new main office. A before-tax gain of

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            between $650,000 and $700,000 is anticipated upon the disposition of the current Green River Road real property.

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

            The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004, were:

                                                               2005       2004
                                                             --------   --------

            Balance, beginning of year                       $  1,786   $  1,786
                Amortization of goodwill prior to adoption
                  of SFAS No. 142                                  --         --
                                                             --------   --------

            Balance, end of year                             $  1,786   $  1,786
                                                             ========   ========

Note 8:  Other Intangible Assets

            The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2005 and 2004, were:

                                                 2005                           2004
                                      ----------------------------------------------------------
                                         Gross                          Gross
                                        Carrying     Accumulated       Carrying     Accumulated
                                         Amount      Amortization       Amount      Amortization
                                      ----------------------------------------------------------
            Core deposit intangible   $        532   $       (369)   $        532   $       (293)
                                      ============   ============    ============   ============

            Amortization expense for the years ended June 30, 2005, 2004 and 2003, was $76,000, $76,000 and $77,000, respectively. Estimated amortization expense for each of the following three years is:

            2006                                       $      76
            2007                                              64
            2008                                              23
                                                       ---------

                                                       $     163
                                                       =========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 9:  Loan Servicing

            Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $33,971,000 and $32,522,000 at June 30, 2005 and 2004, respectively.

            Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $210,000 and $190,000 at June 30, 2005 and 2004,
            respectively.

            The aggregate fair value of capitalized mortgage servicing rights at June 30, 2005 and 2004, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights.

                                                     2005        2004
                                                   --------------------
            Mortgage Servicing Rights
                Balances, beginning of year        $    321    $    323
                Servicing rights capitalized             61          80
                Amortization of servicing rights        (42)        (82)
                                                   --------    --------

                Balances, end of year              $    340    $    321
                                                   ========    ========

            Consumer loans are also serviced for others and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of consumer loans serviced for others totaled $61,176,000 and $20,795,000 at June 30, 2005 and 2004. There were no consumer loans serviced for others at June 30, 2003.

            The aggregate fair value of capitalized consumer loan servicing rights at June 30, 2005 approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated consumer loan servicing rights.

                                                     2005        2004
                                                   --------------------

            Consumer Servicing Rights
                Balance, beginning of year         $    462    $      0
                Servicing rights capitalized            510         688
                Amortization of servicing rights       (493)       (226)
                                                   --------    --------

                Balance, end of year               $    479    $    462
                                                   ========    ========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 10: Other Assets and Other Liabilities

                                                                        2005       2004
                                                                      -------------------
            Other assets
                Interest receivable
                   Investment securities                              $    347   $    395
                   Loans                                                   601        606
                Cash surrender value of life insurance                   4,921      4,710
                Investment in limited partnership                           79         80
                Net deferred tax asset                                     485      1,042
                Accounts receivable - dealer draft                          --         57
                Retained interest on auto loan securitization            2,954         --
                Mortgage and consumer servicing rights                     819        783
                Prepaid expenses and other                               1,790      1,734
                                                                      --------   --------

                   Total other assets                                 $ 11,996   $  9,407
                                                                      ========   ========

            Other liabilities
                Interest payable
                   Deposits                                           $    174   $    107
                   Other borrowings                                         69         58
                Deferred directors' fees and officers' compensation      1,290      1,220
                Payments due investors on sold consumer loans            3,080        926
                Accounts payable - dealer fees                             406         --
                Liability related to withdrawal from multi-employer
                  pension plan                                              --      1,087
                Accrued expenses                                         1,150        275
                                                                      --------   --------

                   Total other liabilities                            $  6,169   $  3,673
                                                                      ========   ========

            The investment in limited partnership of $78,500 and $79,700 at June 30, 2005 and 2004, respectively, represents a 40 percent equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the gains (losses) of $(1,200), $16,800 and $(16,000), the Bank has recorded the benefit of low-income housing tax credits of $0, $67,300 and $73,200 for the years ending June 30, 2005, 2004 and 2003, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 11: Deposits

                                                            2005       2004
                                                          -------------------

            Demand deposits                               $ 32,944   $ 33,747
            Savings deposits                                22,006     13,081
            Certificates of deposit of $100,000 or more     86,826     73,996
            Other certificates of deposit                   53,957     61,916
                                                          --------   --------

                   Total deposits                         $195,733   $182,740
                                                          ========   ========

            At June 30, 2005, the scheduled maturities of time deposits are as follows:

                  2006                                  $    92,050
                  2007                                       35,161
                  2008                                        9,799
                  2009                                        1,701
                  2010                                        1,376
                  Thereafter                                    696
                                                        -----------

                                                        $   140,783

            Time deposits at June 30, 2005 and 2004, included brokered deposits of $67,259,000 and $60,909,000, respectively.

Note 12: Income Taxes

            The provision for income taxes includes these components:

                                                   2005      2004        2003
                                                -------------------------------

            Taxes currently payable
                Federal                         $    670   $   (167)   $    690
                State                                 97        (20)         84
            Deferred income taxes
                Federal                               94        132         (48)
                State                                 36         29         (16)
                                                --------   --------    --------

                   Income tax expense (credit)  $    897   $    (26)   $    710
                                                ========   ========    ========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                               2005       2004      2003
                                                             -----------------------------
            Computed at the statutory rate (34%)             $   826    $    95    $   799
            Increase (decrease) resulting from

                State income taxes, net of federal benefit        87          6         45
                Cash surrender value of life insurance           (72)       (76)       (73)
                Tax credits                                       --        (67)       (73)
                Other                                             56         16         12
                                                             -------    -------    -------

                   Actual tax expense (credit)               $   897    $   (26)   $   710
                                                             =======    =======    =======

            The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                       2005        2004
                                                                     --------------------
            Deferred tax assets
                Differences in accounting for loan losses            $    321    $    404
                Deferred compensation and directors' fees                 550         530
                Deposit-based intangibles                                  77          62
                Exercise of nonqualified options                           --          63
                Disqualifying disposition of option holder                  9          --
                Unrealized losses on available-for-sale securities        185         557
                Accrued vacation                                           45          --
                Other                                                      18          16
                                                                     --------    --------
                                                                        1,205       1,632
                                                                     --------    --------
            Deferred tax liabilities
                Differences in depreciation methods                       (90)        (97)
                Federal Home Loan Bank dividends                         (156)       (112)
                Mortgage servicing rights                                (128)       (120)
                Consumer servicing rights                                 (82)        (43)
                State taxes                                               (14)        (27)
                Goodwill                                                 (168)       (120)
                Prepaid intangibles                                       (82)        (71)
                                                                     --------    --------
                                                                         (720)       (590)
                                                                     --------    --------

                   Net deferred tax asset                            $    485    $  1,042
                                                                     ========    ========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            Retained earnings at June 30, 2005 and 2004, include approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax, bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

Note 13: Short-Term Borrowings

            Short-term borrowings included the following at June 30:

                                                                           2005        2004
                                                                         -------------------
            FHLB advances, various rates ranging from 1.5% to 1.7% and
               maturing at various dates less than one year              $      0   $ 12,500
                                                                         ========   ========

            The FHLB advances at June 30, 2004 were secured by a blanket pledge of qualifying first-mortgage loans totaling $71,560,000 and investment securities with market values totaling $40,849,000 at June 30, 2004.

Note 14: Long-Term Debt

            Long-term debt consisted of the following components:

                                                                                 2005      2004
                                                                               -----------------
            Federal Home Loan Bank advances
               Fixed rate of 3.05%, due in July 2006                           $ 2,000   $    --
               Fixed rate of 3.27%, due in January 2015                          8,000        --
               Fixed rate of 3.52%, due in May 2015                              5,000        --
               Fixed rate of 5.37%, due in February 2011                        10,000    10,000
               Fixed rate of 4.83%, due in July 2011                            10,000    10,000
               Fixed rate mortgage advance at 3.9%, due in three payments of
                 $1,667 annually in 2003, 2004 and 2005                             --     1,667
               Fixed rate of 2.65%, due in March 2008                            5,000     5,000
               Variable rate, varies with LIBOR, 3.14% at June 30, 2005,
                 due in March 2008                                               5,000     5,000
               Fixed rate of 1.88%, due in May 2005                                 --     2,000
               Fixed rate of 1.43% due in July 2004                                 --     2,000
                                                                               -------   -------

                   Total long-term Federal Home Loan Bank advances             $45,000   $35,667
                                                                               =======   =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The Federal Home Loan Bank advances are secured by a blanket pledge of qualifying first-mortgage loans totaling $72,358,000 and investment securities with market values totaling $30,251,000 at June 30, 2005.

            Aggregate annual maturities of long-term debt at June 30, 2005, were:

                  2006                                    $     --
                  2007                                       2,000
                  2008                                      10,000
                  2009                                          --
                  2010                                          --
                  Thereafter                                33,000
                                                          --------

                                                          $ 45,000

Note 15: Other Comprehensive Income (Loss)

            Other comprehensive income (loss) components and related taxes were as follows:

                                                            2005       2004        2003
                                                          -------------------------------
            Unrealized gains (losses) on securities
               available for sale and equity securities   $    981   $ (1,387)   $   (195)
            Reclassification for realized amount
               included in income                               --         --          63
                                                          --------   --------    --------
                Other comprehensive income (loss)
                   before tax effect                           981     (1,387)       (258)
            Tax expense (benefit)                              373       (527)        (98)
                                                          --------   --------    --------

                  Other comprehensive income (loss)       $    608   $   (860)   $   (160)
                                                          ========   ========    ========

            The components of other comprehensive income are the unrealized gains (losses) on securities available for sale and equity securities.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 16: Regulatory Matters

            The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

            As of June 30, 2005, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                 To Be Well Capitalized
                                                                           For Capital Adequacy  Under Prompt Corrective
                                                          Actual                 Purposes           Action Provisions
                                                 -----------------------------------------------------------------------
                                                   Amount        Ratio      Amount        Ratio      Amount        Ratio
                                                 -----------------------------------------------------------------------
            As of June 30, 2005
              Total Capital
                 (to Risk-Weighted Assets)       $  25,429       15.01%   $  13,554        8.00%   $  16,492       10.00%
              Tier I Capital
                 (to Risk-Weighted Assets)          26,495       14.59        6,777        4.00       10,165        6.00
              Core Capital
                 (to Adjusted Total Assets)         26,495        9.63       11,000        4.00       13,751        5.00
              Core Capital
                 (to Adjusted Tangible Assets)      26,495        9.63        5,500        2.00          N/A         N/A
              Tangible Capital
                 (to Adjusted Total Assets)         26,016        9.48        4,118        1.50          N/A         N/A

            As of June 30, 2004
              Total Capital
                 (to Risk-Weighted Assets)       $  26,787       15.09%   $  14,200        8.00%   $  17,750       10.00%
              Tier I Capital
                 (to Risk-Weighted Assets)          25,869       14.57        7,100        4.00       10,650        6.00
              Core Capital
                 (to Adjusted Total Assets)         25,869        9.85       10,504        4.00       13,130        5.00
              Core Capital
                 (to Adjusted Tangible Assets)      25,869        9.85        5,252        2.00          N/A         N/A
              Tangible Capital
                 (to Adjusted Total Assets)         25,832        9.84        3,938        1.50          N/A         N/A

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 17: Employee Benefit Plans

      Pension Plan

            The Bank was a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). This Plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. In June of 2004, the board of directors voted to withdraw from the Plan due to the size and volatility of prospective required contributions. In connection with the withdrawal from the Plan, the Bank recorded compensation expense of $1,087,000 in 2004. The expense was recorded based on an estimate of the cost to exit the Plan by the Plan administrator. The Bank also recorded pension expense during 2004 prior to the withdrawal of $273,000 in connection with the normal annual contributions. A portion of the withdrawal expense was recovered in 2005, for the actual cost to withdraw from the Plan was less than the original projections. Total pension expense was $(61,200), $1,360,000 and $8,800 for 2005, 2004 and 2003, respectively. This Plan provided pension benefits for substantially all of the Bank's employees.

      401(k) Plan

            The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. During 2003 and 2002, the Bank matched employees' contributions at the rate of 50% of the first 6% of base salary contributed by participants. The board of directors suspended the employee matching provision of the Plan effective July 1, 2003, but continued to pay the administrative expenses of the Plan. The Bank's expense for the Plan was $107,700, $1,250 and $45,400 for 2005, 2004 and 2003, respectively. Due to the withdrawal from the multi-employer pension plan, the Bank began matching employees' contributions at the rate of 100% of the first 6% of base salary contributed by participants effective July 1, 2004.

      Supplemental Retirement Plan

            The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $122,200, $111,100 and $106,600 for the years ended June 30, 2005, 2004 and 2003, respectively. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director's retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank's expense for the Plan was $64,800, $66,400 and $65,200 for the years ended June 30, 2005, 2004 and 2003, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

            Stock totaling 15,150, 15,150 and 15,150 shares for 2005, 2004 and 2003, respectively, with an average fair value of $19.93, $20.35 and $15.64, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $302,000, $308,500 and $237,000. Shares held by the ESOP at June 30 were as follows:

                                                                 2005         2004
                                                              -----------------------
            Allocated shares                                      69,576       68,087
            Shares committed to be released                        1,372          674
            Unreleased shares                                     90,890      106,039
                                                              ----------   ----------

                Total ESOP shares                                161,838      174,800
                                                              ==========   ==========

                Fair value of unallocated shares at June 30   $1,796,895   $2,136,686
                                                              ==========   ==========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

      Management Recognition Plan

            On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. The Plan is authorized to acquire and grant 90,896 shares of the Company's common stock. The funds used to acquire these shares will be contributed by the Bank. Participants vest in the Plan over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the Plan had been granted. As of June 30, 2005, 90,896 shares had been distributed. For the years ended June 30, 2005, 2004 and 2003, approximately $130,900, $157,100 and
            $157,100, respectively, was recorded as compensation expense under the Plan.

Note 18: Stock Option Plan

            The Company has an incentive stock option plan in which 327,240 shares have been reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The Plan provides for a term of ten years, after which no awards may be made, unless earlier terminated by the board of directors. During 2005, options to purchase 10,000 shares were granted at $19.01 per share. During 2004, options to purchase 22,724 shares were granted at $19.33 per share. During 2003, options to purchase 11,362 shares were granted at $14.58 per share.

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

            Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

                                                              2005        2004        2003
                                                            --------------------------------
            Risk-free interest rate                              4.2%        4.4%        4.1%
            Dividend yield                                       3.0%        2.0%        2.0%
            Volatility factor of expected market price of
               common stock                                     13.1%       12.3%       14.6%
            Weighted-average expected life of the options   10 years    10 years    10 years

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

            The following is a summary of the status of the Company's stock option plan and changes in that Plan as of and for the years ended June 30, 2005, 2004 and 2003.

               Year Ended June 30                         2005                     2004                   2003
            -------------------------------------------------------------------------------------------------------------
                                                              Weighted-                Weighted-                Weighted-
                                                               Average                  Average                  Average
                                                              Exercise                 Exercise                 Exercise
                         Options                  Shares        Price      Shares        Price      Shares        Price
            -------------------------------------------------------------------------------------------------------------
            Outstanding, beginning of year         174,751    $   11.84     194,749    $   10.37     233,823    $    9.90
            Granted                                 10,000        19.01      22,724        19.33      11,362        14.58
            Exercised                              (32,574)       11.13     (42,722)        9.12     (50,436)        9.12
            Forfeited/expired                       (6,000)       13.38          --                       --
                                                 ---------                ---------                ---------

            Outstanding, end of year               146,177    $   12.42     174,751    $   11.84     194,749    $   10.37
                                                 =========                =========                =========

            Options exercisable at year end        146,177    $   12.42     133,767    $   11.21     130,862    $    9.93
                                                 =========                =========                =========
            Weighted-average fair value of
               options granted during the year                $    3.08                $    4.30                $    3.30

            The following table summarizes information about stock options under the plan outstanding at June 30, 2005:

                                                        Options Outstanding              Options Exercisable
                                                 -----------------------------------------------------------------
                                                    Weighted-
                                                     Average           Weighted-                      Weighted-
                Range of            Number          Remaining           Average         Number         Average
             Exercise Prices      Outstanding    Contractual Life    Exercise Price   Exercisable   Exercise Price
            ------------------------------------------------------------------------------------------------------
            $ 9.12 to $ 9.12        81,091          4.8 years           $ 9.12          81,091          $ 9.12
            $13.38 to $14.58        32,362          6.9 years           $13.80          32,362          $13.80
            $19.33 to $19.33        22,724          8.8 years           $19.33          22,724          $19.33
            $19.01 to $19.01        10,000          9.8 years           $19.01          10,000          $19.01

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 19: Earnings Per Share

            Earnings per share (EPS) were computed as follows:

                                                                   Year Ended June 30, 2005
                                                           ---------------------------------------
                                                                           Weighted-
                                                                            Average      Per Share
                                                              Income         Shares        Amount
                                                           ---------------------------------------
            Net income                                     $     1,532
                                                           ===========

            Basic earnings per share
               Income available to common
                 stockholders                              $     1,532      1,505,960    $    1.02
                                                                                         =========

            Effect of dilutive securities
               Stock options                                        --         60,539
                                                           -----------    -----------

            Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $     1,532      1,566,499    $    0.98
                                                           ===========    ===========    =========
                                                                   Year Ended June 30, 2004
                                                           ---------------------------------------
                                                                           Weighted-
                                                                            Average      Per Share
                                                              Income         Shares        Amount
                                                           ---------------------------------------
            Net income                                     $       305
                                                           ===========

            Basic earnings per share
               Income available to common
                 stockholders                              $       305      1,477,951    $    0.21
                                                                                        ==========

            Effect of dilutive securities
               Stock options                                        --         81,480
                                                           -----------    -----------

            Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $       305      1,559,431    $    0.20
                                                           ===========    ===========    =========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

                                                             Year Ended June 30, 2003
                                                         ---------------------------------
                                                                     Weighted-
                                                                      Average    Per Share
                                                           Income     Shares      Amount
                                                         ---------------------------------
            Net income                                   $   1,641
                                                         =========

            Basic earnings per share
                Income available to common
                  stockholders                           $   1,641   1,493,699   $    1.10
                                                                                 =========

            Effect of dilutive securities
                Stock options                                   --      79,410
                                                         ---------   ---------

            Diluted earnings per share
                Income available to common
                  stockholders and assumed conversions   $   1,641   1,573,109   $    1.04
                                                         =========   =========   =========

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

                                                      June 30, 2005              June 30, 2004
                                                  --------------------------------------------------
                                                   Carrying                  Carrying
                                                    Amount     Fair Value     Amount      Fair Value
                                                  --------------------------------------------------
            Financial assets
                Cash and cash equivalents         $   35,336   $   35,336   $    8,095   $    8,095
                Interest-bearing deposits                959          959          944          944
                Available-for-sale securities         58,279       58,279       66,113       66,113
                Held-to-maturity securities            7,040        7,165        9,396        9,642
                Loans, net of allowance for
                  loan losses                        154,546      161,292      162,687      160,949
                Interest receivable                      948          948        1,001        1,001
                FHLB stock                             3,314        3,314        2,677        2,677
                Cash surrender value of life
                  insurance                            4,921        4,921        4,710        4,710

            Financial liabilities
                Deposits                             195,733      194,836      182,740      182,234
                Short-term borrowings                     --           --       12,500       12,500
                Long-term debt                        45,000       46,039       35,667       36,653
                Interest payable                         243          243          165          165

                Unrecognized financial
                  instruments, net of
                  contract amount
                   Commitments to extend credit            0            0            0            0
                   Letters of credit                       0            0            0            0
                   Lines of credit                         0            0            0            0

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

            At June 30, 2005 and 2004, the Bank had outstanding commitments to originate loans aggregating approximately $5,534,000 and $4,893,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3,498,000 and $666,000 at June 30, 2005 and 2004, with the remainder at floating market rates. The entire amount of the loan commitments at June 30, 2003, were at fixed rates of interest.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

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

            The Bank had total outstanding letters of credit amounting to $1,058,000 and $289,000 at June 30, 2005 and 2004, respectively. The letters of credit all expire within one year.

            Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

            At June 30, 2005 and 2004, the Bank had granted unused lines of credit to borrowers aggregating approximately $13,053,000 and $11,059,000, respectively.

            The Bank entered into agreements with other institutions in conjunction with consumer loan sales that guarantee to the purchaser that the Bank would repurchase any consumer loans that exceed a 30-day or 60-day delinquency status, depending upon the particular agreement or whether the consumer is in bankruptcy. The original amount of the loans sold was $18,514,000 and the remaining amount outstanding totaled $9,814,000 and $15,384,000 at June 30, 2005 and 2004. The Bank has repurchased a total of $272,000 and $58,000 of loans that exceeded the delinquency period set forth in the agreements in 2005 and 2004, respectively.

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 23: Condensed Financial Information (Parent Company Only)

            Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                            Condensed Balance Sheets

                                                                      2005      2004
                                                                    -----------------
            Assets
                Cash and cash equivalents                           $   533   $   802
                Investment in common stock of subsidiary             28,227    27,022
                Loans to First Federal Savings Bank                   1,026     1,171
                Other assets                                            182        13
                                                                    -------   -------

                       Total assets                                 $29,968   $29,008
                                                                    =======   =======

            Liabilities - Other liabilities                         $    47   $    40

            Stockholders' Equity                                     29,921    28,968
                                                                    -------   -------

                       Total liabilities and stockholders' equity   $29,968   $29,008
                                                                    =======   =======
                         Condensed Statements of Income

                                                                     2005       2004       2003
                                                                   -----------------------------
            Income
                Dividends from subsidiaries                        $ 1,500    $   550    $   650
                Other income                                            98        106        127
                                                                   -------    -------    -------
                                                                     1,598        656        777

            Expense - Other expenses                                   136        159        198
                                                                   -------    -------    -------

            Income before income tax and equity in undistributed
               income of subsidiary                                  1,462        497        579

                Income tax benefit                                     (15)       (21)       (28)
                                                                   -------    -------    -------

            Income before equity in undistributed income of
               subsidiary                                            1,477        518        607

            Equity in undistributed income of subsidiary                55       (213)     1,034
                                                                   -------    -------    -------

            Net Income                                             $ 1,532    $   305    $ 1,641
                                                                   =======    =======    =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

                       Condensed Statements of Cash Flows

                                                                         2005       2004      2003
                                                                       -----------------------------
            Operating Activities
               Net income                                              $ 1,532    $   305    $ 1,641
               Adjustments to reconcile net income to net cash
                  provided by operating activities
                    Equity in undistributed income of subsidiary           (55)       213     (1,034)
                    Tax benefit of employee benefit plans                  117         --         --
                    Net change in
                      Other assets                                        (169)        --          2
                      Other liabilities                                      7         26        (36)
                                                                       -------    -------    -------
                         Net cash provided by operating activities       1,432        544        573
                                                                       -------    -------    -------

            Investing Activity - Net decrease in loans to subsidiary       145        133        124
                                                                       -------    -------    -------

            Financing Activities
               Cash dividends                                             (958)      (900)      (664)
               Purchase of treasury stock                               (1,251)      (421)    (3,135)
               Exercise of stock options                                   363        390        460
                                                                       -------    -------    -------
                         Net cash used by financing activities          (1,846)      (931)    (3,339)
                                                                       -------    -------    -------

            Net Change in Cash and Equivalents                            (269)      (254)    (2,642)

            Cash and Cash Equivalents, Beginning of Year                   802      1,056      3,698
                                                                       -------    -------    -------

            Cash and Cash Equivalents, End of Year                     $   533    $   802    $ 1,056
                                                                       =======    =======    =======

                         First Bancorp of Indiana, Inc.
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004 and 2003
                       (Table Dollar Amounts in Thousands)

Note 24: Quarterly Financial Data

            The following is a summary of selected quarterly results of operations for the years ended June 30, 2005 and 2004:

                                                                   Quarter Ended
                                                                    (unaudited)
                                               -----------------------------------------------------
              Fiscal 2005                       June 30       March 31    December 31   September 30
            ----------------------------------------------------------------------------------------
            Interest income                    $    3,612    $    3,431   $    3,367    $    3,290
            Interest expense                        1,622         1,496        1,465         1,420
            Provision for loan losses                (164)           60           90           120
            Net gains on sales of securities           --            --           --            --
            Noninterest income                        248           358          375           443
            Noninterest expense                     1,806         1,648        1,569         1,563
            Income before income tax                  596           585          618           630
            Net income                                377           370          390           395

            Basic earnings per share           $     0.25    $     0.25   $     0.26    $     0.26
            Diluted earnings per share               0.24          0.24         0.25          0.25


                                                                   Quarter Ended
                                                                    (unaudited)
                                               -----------------------------------------------------
              Fiscal 2004                       June 30       March 31    December 31   September 30
            ----------------------------------------------------------------------------------------
            Interest income                    $    2,953    $    2,681   $    2,568    $    2,573
            Interest expense                        1,326         1,180        1,107         1,114
            Provision for loan losses                  89            90          (43)           90
            Net gains on sales of securities           --            --           --            --
            Noninterest income                        345           523          533           487
            Noninterest expense                     2,869         1,571        1,508         1,483
            Income (loss) before income tax          (986)          363          529           373
            Net income (loss)                        (578)          271          360           252

            Basic earnings per share           $    (0.37)   $     0.18   $     0.23    $     0.17
            Diluted earnings per share              (0.35)         0.17         0.22          0.16
