Form 10QSB
period 2005-09-30
FIRST BANCORP OF INDIANA INC
filed 2005-11-14
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 0-29814

                         FIRST BANCORP OF INDIANA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Indiana                                               35-2061832
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   P.O. Box 1111, Evansville, Indiana                               47706
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (812) 492-8100
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

                                                                  Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,576,068 of common stock, par value $0.01 per share, were outstanding as of November 8, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                            Page
                                                                            ----
Part I    Financial Information
Item 1.   Financial Statements                                                 3
Item 2.   Management's Discussion and Analysis or Plan of Operation           10
Item 3.   Controls and Procedures                                             16

Part II   Other Information
Item 1.   Legal Proceedings                                                   17
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         17
Item 3.   Defaults Upon Senior Securities                                     17
Item 4.   Submission of Matters to a Vote of Security Holders                 17
Item 5.   Other Information                                                   17
Item 6.   Exhibits                                                            17

                           FIRST BANCORP OF INDIANA, INC.
                                   AND SUBSIDIARY
                        Condensed Consolidated Balance Sheets

                                                      September 30, 2005    June 30, 2005
------------------------------------------------------------------------------------------
                                                          (Unaudited)
Assets
     Cash and due from banks                             $   8,738,675       $   3,998,956
     Interest-bearing demand deposits                        1,997,159          28,536,908
     Federal funds sold                                      5,210,000           2,800,000
                                                         -------------       -------------
         Total cash and cash equivalents                    15,945,834          35,335,864
     Interest-bearing deposits                               1,556,860             958,892
     Investment securities
       Available for sale                                   61,267,584          58,279,164
       Held to maturity                                     13,117,080           7,039,852
                                                         -------------       -------------
         Total investment securities                        74,384,664          65,319,016
     Loans                                                 171,330,650         155,401,524
     Allowance for loan losses                                (829,911)           (855,145)
                                                         -------------       -------------
         Net loans                                         170,500,739         154,546,379
     Premises and equipment                                  4,479,170           3,948,433
     Goodwill                                                1,786,297           1,786,297
     Core deposit intangibles                                  143,727             162,740
     Federal Home Loan Bank stock                            3,364,000           3,314,000
     Other assets                                           11,822,140          11,996,004
                                                         -------------       -------------
         Total assets                                    $ 283,983,431       $ 277,367,625
                                                         =============       =============

Liabilities
     Deposits
      Non-interest bearing                               $  11,563,839       $  11,581,099
      Interest bearing                                     169,595,374         184,151,437
                                                         -------------       -------------
         Total deposits                                    181,159,213         195,732,536
     Short-term borrowings                                     927,501                   0
     Long-term debt                                         65,000,000          45,000,000
     Advances by borrowers for
       taxes and insurance                                     841,622             545,180
     Other liabilities                                       6,562,123           6,168,674
                                                         -------------       -------------
         Total liabilities                                 254,490,459         247,446,390
                                                         -------------       -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                               22,724              22,724
     Additional paid-in capital                             22,330,782          22,089,607
     Retained earnings                                      18,684,513          18,918,059
     Accumulated other comprehensive income                   (440,415)           (300,457)
                                                         -------------       -------------
                                                            40,597,604          40,729,933

     Less:
     Unreleased employee stock ownership plan
     shares - 79,534 and 83,320 shares                        (811,898)           (850,546)
     Treasury stock -  685,609 and 674,751 shares          (10,292,734)         (9,958,152)
                                                         -------------       -------------
     Total stockholders' equity                             29,492,972          29,921,235
                                                         -------------       -------------
         Total liabilities and stockholders' equity      $ 283,983,431       $ 277,367,625
                                                         =============       =============

See notes to unaudited condensed consolidated financial statements

                           FIRST BANCORP OF INDIANA, INC.
                                   AND SUBSIDIARY

                    Condensed Consolidated Statements of Income

                                                                    For the
                                                              Three Months Ended
                                                                 September 30,
                                                        -------------------------------
                                                             2005              2004
-----------------------------------------------------   -------------------------------
                                                                  (Unaudited)
Interest Income
      Loans receivable                                  $   2,385,741     $   2,474,873
      Investment securities                                   746,322           759,666
      Deposits with financial institutions                     72,919            16,662
      Federal funds sold                                       45,053             6,989
      Other interest and dividend income                       37,496            31,765
                                                        -------------     -------------
          Total interest income                             3,287,531         3,289,955
                                                        -------------     -------------

Interest Expense
      Deposits                                              1,074,886           982,529
      Borrowings                                              518,741           410,690
      Other                                                    28,026            26,814
                                                        -------------     -------------
          Total interest expense                            1,621,653         1,420,033
                                                        -------------     -------------

Net Interest Income                                         1,665,878         1,869,922

      Provision for Loan Losses                                75,000           120,000
                                                        -------------     -------------
Net Interest Income after Provision                         1,590,878         1,749,922

Noninterest Income
      Increase in cash surrender values
         of life insurance                                     54,000            49,170
      Net gains on loan sales                                  39,410           115,529
      ATM transaction & POS interchange fees                   62,120            50,979
      Service charges on deposit accounts                     112,078            98,887
      Other Income                                            249,406           128,384
                                                        -------------     -------------
          Total noninterest income                            517,014           442,949
                                                        -------------     -------------

Noninterest Expense
      Salaries and employee benefits                          975,668           907,621
      Net occupancy expense                                    79,284            71,985
      Equipment expense                                        89,413            98,160
      Amortization of intangible assets                        19,013            19,013
      Professional fees                                        49,387            35,680
      Advertising                                              82,399            61,886
      Data processing fees                                     87,086            92,673
      Other expense                                           340,824           275,816
                                                        -------------     -------------
          Total noninterest expense                         1,723,074         1,562,834
                                                        -------------     -------------

Income Before Income Tax                                      384,818           630,037
      Income tax expense                                      138,446           234,644
                                                        -------------     -------------

Net Income                                              $     246,372     $     395,393
                                                        =============     =============

      Basic earnings per share                          $        0.16     $        0.26
      Diluted earnings per share                        $        0.16     $        0.25
      Weighted average shares outstanding - Basic           1,511,742         1,504,712
      Weighted average shares outstanding - Diluted         1,564,419         1,573,953

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity


                                                                                      Additional
                                                  Shares      Comprehensive  Common     Paid-in        Retained
                                               Outstanding       Income       Stock     Capital        Earnings
                                               -------------------------------------------------------------------
Balances, June 30, 2005                         2,272,400                    $22,724  $ 22,089,607   $18,918,059

   Net income                                                   $246,372                                 246,372
      Other comprehensive income,
      net of tax--Unrealized gains (losses)
      on securities (unaudited)                                 (139,958)

   Cash dividends paid ($0.30 per share)                                                                (479,918)
   Employee Stock Ownership Plan
    shares allocated                                                                       117,396
   Treasury shares purchased
   Options exercised                                                                       (19,916)
   Tax benefit of employee benefit plans                                                   143,695
                                                                --------
   Comprehensive income (unaudited)                             $106,414
                                                                ========
                                                ---------                    ---------------------   -------------
Balances, Sept 30, 2005 (unaudited)             2,272,400                    $22,724  $ 22,330,782   $18,684,513
                                                =========                    =====================   =============

                                                Accumulated
                                                   Other       Unallocated   Unallocated
                                               Comprehensive      ESOP           MRP         Treasury
                                                   Income        Shares        Shares         Shares            Total
                                               -------------------------------------------------------------------------
Balances, June 30, 2005                          ($300,457)     ($850,546)       $0        ($9,958,152)     $ 29,921,235

   Net income                                                                                                    246,372
      Other comprehensive income,
      net of tax--Unrealized gains (losses)
      on securities (unaudited)                   (139,958)                                                     (139,958)

   Cash dividends paid ($0.30 per share)                                                                        (479,918)
   Employee Stock Ownership Plan
    shares allocated                                               38,648                                        156,044
   Treasury shares purchased                                                                  (534,994)         (534,994)
   Options exercised                                                                           200,412           180,496
   Tax benefit of employee benefit plans                                                                         143,695

   Comprehensive income (unaudited)

                                               -------------------------------------------------------------------------
Balances, Sept 30, 2005 (unaudited)              ($440,415)     ($811,898)       $0       ($10,292,734)     $ 29,492,972
                                               =========================================================================

See notes to unaudited condensed consolidated financial statements.

          FIRST BANCORP OF INDIANA, INC.
                  AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows

                                                                           Year to Date
                                                                           September 30,
                                                                 --------------------------------
                                                                      2005               2004
                                                                 -------------      -------------
                                                                           (Unaudited)
Net Cash Provided by Operating Activities                        $   1,367,051      $   1,712,728

Investing Activities
   Net change in interest-bearing deposits                            (597,968)          (129,045)
   Proceeds from maturities of securities available for sale         5,066,370          3,785,543
   Proceeds from maturities of securities held to maturity             883,317            953,565
   Purchases of securities available for sale                       (8,319,555)                 0
   Purchases of securities held to maturity                         (6,963,133)                 0
   Net change in loans                                             (16,004,331)        (7,276,903)
   Purchases of premises and equipment                                (587,985)           (30,879)
   Purchase FHLB stock                                                 (50,000)                 0
                                                                 -------------      -------------
      Net cash provided (used) by investing activities             (26,573,285)        (2,697,719)
                                                                 -------------      -------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                       (1,519,839)         5,579,930
      Certificates of deposit                                      (13,053,484)         9,586,233
   Proceeds from issuance of long-term debt                         20,000,000          2,000,000
   Repayments of long-term debt                                              0         (2,000,000)
   Net issuance / (repayments) of short-term advances                  927,501        (10,000,000)
   Advances by borrowers for taxes and insurance                       296,442            245,034
   Dividends paid                                                     (479,918)          (472,502)
   Purchase treasury shares                                           (534,994)          (437,554)
   Options exercised                                                   180,496             38,325
                                                                 -------------      -------------
      Net cash provided by financing activities                      5,816,204          4,539,466
                                                                 -------------      -------------

Net Change in Cash and Cash Equivalents                            (19,390,030)         3,554,475

Cash and Cash Equivalents, Beginning of Period                      35,335,864          8,094,870
                                                                 -------------      -------------

Cash and Cash Equivalents, End of Period                         $  15,945,834      $  11,649,345
                                                                 =============      =============

Additional Cash Flow Information
   Interest paid                                                 $   1,324,707      $   1,086,003
   Income tax paid                                                           0                  0

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending June 30, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EFFECTS OF STOCK OPTIONS

      At September 30, 2005, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to the option grants. All options were fully vested as of the end of fiscal 2005.

                                                             Three Months Ended September 30,
                                                                   2005            2004
                                                               -----------     -----------
Net Income, as reported                                        $   246,372     $   395,393

Less: Total stock-based employee compensation cost
      determined under the fair value based method, net of
      income taxes                                                       0         (14,526)
                                                               -----------     -----------

Pro forma net income                                           $   246,372     $   380,867
                                                               ===========     ===========

Earnings per share:
Basic - as reported                                            $      0.16     $      0.26
Basic - pro forma                                                     0.16            0.25

Diluted - as reported                                          $      0.16     $      0.25
Diluted - pro forma                                                   0.16            0.24

NOTE 3 - LONG-TERM DEBT

      The following summarizes the Company's borrowings at September 30, 2005, and June 30, 2005. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. Not reflected in the table below is a short-term, variable-rate Federal Home Loan Bank advance of $928,000 at September 30, 2005.

                                                  September 30,       June 30,
                                                       2005             2005
                                                  -------------     -----------
                                                   (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 5.370%, due in February 2011      $10,000,000      $10,000,000
   Fixed rate of 4.830%, due in July 2011           10,000,000       10,000,000
   Fixed rate of 2.650%, due in March 2008           5,000,000        5,000,000
   Fixed rate of 3.268%, due in January 2015         8,000,000        8,000,000
   Fixed rate of 3.520%, due in May 2015             5,000,000        5,000,000
   Fixed rate of 4.350%, due in September 2015      10,000,000
   Fixed rate of 3.700%, due in September 2015      10,000,000

Federal Home Loan Bank converted advance
   Variable rate of 4.041%, due in March 2008        5,000,000        5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 3.05%, due in July 2006             2,000,000        2,000,000
                                                   -----------      -----------

     Total Federal Home Loan Bank advances         $65,000,000      $45,000,000
                                                   ===========      ===========

     Weighted average rate                               4.089%           4.062%
                                                   ===========      ===========

NOTE 4 - EARNINGS PER SHARE

      Earnings per share for the quarters ended September 30, 2005, and September 30, 2004, were computed as follows:

                                                   Quarter Ended September 30, 2005
                                                --------------------------------------
                                                               Weighted-     Per Share
                                                 Income     Average Shares    Amount
                                                --------------------------------------
Net income                                      $ 246,372
                                                ---------

Basic earnings per share
Income available to common stockholders         $ 246,372      1,511,742     $    0.16
                                                                             =========

Effect of dilutive securities
Stock options                                          --         52,677
Unvested MRP shares                                    --             --
                                                ---------      ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                             $ 246,372      1,564,419     $    0.16
                                                =========      =========     =========

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
                                                ==========     ==========     ==========

NOTE 5 - RECLASSIFICATIONS

      Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2004 to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2005. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005, AND JUNE 30, 2005

      Total consolidated assets of the Company grew $6.6 million, or 2.4%, to $284.0 million at September 30, 2005, from $277.4 million at June 30, 2005. This growth occurred as available liquidity along with proceeds from Federal Home Loan Bank advances were used to fund loan and investment activity and redeem maturing deposits.

      Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased $19.4 million to $15.9 million during the quarter ended September 30, 2005. The unusually large balance on June 30, 2005, was attributed to proceeds from a large loan sale and securitization shortly before the fiscal year end. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, increased $598,000 to $1.6 million.

      Investment securities, excluding investment CDs, increased 13.9% to $74.4 million at September 30, 2005, from $65.3 million at June 30, 2005. Bank-qualified municipal securities represented most of the growth during the period. The remainder of the portfolio is composed entirely of mortgage-related securities, federal agency notes, and investment grade asset-backed paper.

      Net loans grew to $170.5 million at September 30, 2005, a 10.4% increase from $154.5 million at June 30, 2005, with the consumer loan portfolio experiencing the vast majority of the growth. The consumer loan portfolio increased 23.0% for the quarter ended September 30, 2005, as indirect loan production totaled $17.8 million. No consumer loans were sold during the quarter. However, $2.7 million of newly originated permanent single family residential mortgage loans, or 54.6% of total production, were sold. The aggregate of commercial purpose loans grew approximately $3.0 million during the quarter. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

      The allowance for loan losses totaled $830,000 at September 30, 2005, a $25,000 reduction from the preceding quarter-end. The change was composed of $75,000 in provisions for losses and $100,000 in net charge-offs. The Company's allowance for loan losses represented 0.48% of total loans at September 30, 2005, compared to 0.55% at June 30, 2005. Relative to nonperforming assets, the allowance for loan losses was reduced to 168.7% at September 30, 2005, from 204.1% at June 30, 2005.

      The table below highlights changes in the Company's nonperforming assets since the most recent fiscal year end.

                                                         September 30,
                                                             2005           June 30,
                                                          (unaudited)         2005
                                                         =============     ==========
Loans accounted for on a nonaccrual basis                  $  492,000      $  419,000
Accruing loans past due 90 days or more                            --              --
                                                           ----------      ----------
Nonperforming loans                                        $  492,000      $  419,000
Real estate owned (net)                                            --              --
Other repossessed assets                                   $   21,000      $   45,000
                                                           ----------      ----------
     Total nonperforming assets                            $  513,000      $  464,000
                                                           ==========      ==========

Restructured loans                                                 --              --

Total loans delinquent 90 days or more to total loans            0.29%           0.27%
Total loans delinquent 90 days or more to total assets           0.17%           0.15%
Total nonperforming assets to total assets                       0.18%           0.17%

      Total deposits decreased $14.6 million to $181.2 million at September 30, 2005, from $195.7 million at June 30, 2005. Deposit contraction was the product of a $13.1 million reduction in time deposits, including a $10.5 million net reduction in brokered funds, and a $1.5 million net withdrawal from non-maturity deposit instruments. Borrowings, which were increased $20.9 million to $65.9 million at September 30, 2005, consisted entirely of FHLB products. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

      At $842,000, escrow balances at September 30, 2005, were 54.4% above the levels three months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $393,000, or 6.4%, during the most recent quarter. The change was attributed to in part to accrued interest on time deposits that pay interest semiannually.

      Total stockholders' equity decreased $428,000 to $29.5 million at September 30, 2005, from $29.9 million at June 30, 2005. Aside from $246,000 of net income, the most significant components of the change included 24,386 shares of First Bancorp common stock repurchased at a total cost of $535,000 and semiannual cash dividends totaling $480,000. Also affecting stockholders' equity were $156,000 in allocations of ESOP shares, $181,000 from the exercise of stock options, and $144,000 of tax benefits from employee benefit plans. Finally, an unrealized loss, adjusted for deferred taxes, of $140,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, AND 2004

      GENERAL. Net income for the quarter ended September 30, 2005, fell 37.7% to $246,000 from $395,000 for the quarter ended September 30, 2004. Increased cost of funds and higher noninterest expenses were principally responsible for the lower earnings. These expense items were partially offset by greater noninterest income revenue. As a result, the annualized return on average assets declined to 0.36% for the quarter ended September 30, 2005, from 0.58% for the same quarter last year. The return on average equity decreased to 3.34% from 5.45% for the comparative quarters.

      Primarily due to the increasing short-term interest rate environment and the sale and securitization of consumer loans during the last quarter of fiscal 2005, the Company's net spread tightened to 2.57% for the quarter ended September 30, 2005, from 2.83% for the quarter ended September 30, 2004.

      NET INTEREST INCOME. The Company recognized $1.7 million of net interest income for the quarter ended September 30, 2005, a decrease of $204,000, or 10.7%, from $1.9 million for the same period in 2004.

      At $3.3 million, total interest income for the quarter ended September 30, 2005, was virtually unchanged from the same quarter in 2004. Interest income from loans decreased $89,000 between the comparative periods due to the sale and securitization of $50.8 million of consumer loans that settled just prior to the beginning of the quarter. Consequently, average loans outstanding declined to $161.6 million with an average yield of 5.90% for the quarter ended September 30, 2005, from $170.4 million with an average yield of 5.81% for the same period last year. The average balance of investment securities, predominately mortgage-backed securities and federal agency debentures, was $69.5 million with an average yield of 4.29% for the quarter ended September 30, 2005, compared to an average balance of $74.2 million and an average yield of 4.09% for the same period in 2004. Income from all other all other interest-earning assets increased approximately $100,000 between the comparative quarters due the excess proceeds generated by the large consumer loan sale.

      During the quarter ended September 30, 2005, interest expenses totaled $1.6 million, or $202,000 above the $1.4 million recorded during the quarter ended September 30, 2004. The higher interest expenses were primarily the product of average deposits decreasing slightly to $188.0 million for the quarter ended September 30, 2005, from $190.6 million for the quarter ended September 30, 2004, and the average cost of those deposits rising to 2.29% from 2.06% for the respective periods. Also, interest expense on FHLB advances was $519,000 on an average balance of $49.4 million in the most recent quarter, up from the $411,000 expense on an average balance of $46.3 million for the same period a year ago.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $75,000, the provision for loan losses for the quarter ended September 30, 2005, was $45,000 less than the same quarter in 2004. Despite the aforementioned sale and securitization of performing loans in June 2005, nonperforming loans represented just 0.29% of total loans at September 30, 2005, compared to 0.08% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

      NONINTEREST INCOME. Noninterest income totaled $517,000 for the quarter ended September 30, 2005, compared to $443,000 for the same period the preceding year, an increase of 16.7%. Net gains on loan sales declined $76,000 to $39,000 for the quarter ended September 30, 2005, due largely to the absence of any consumer loan sales in the most recent quarter. The cash surrender value of bank-owned life insurance gained $54,000 during the most recent quarter compared to $49,000 for the same quarter in 2004. Service charges on deposit accounts and ATM/POS-related fees increased $13,000 and $11,000, respectively, between the comparative quarters due primarily to fee schedule changes. Other noninterest income for the quarter ended September 30, 2005, was nearly double the same quarter last year due mainly to miscellaneous income related to the servicing of sold consumer loans.

      NONINTEREST EXPENSE. At $1.7 million for the quarter ended September 30, 2005, total noninterest expense increased $160,000 from the same quarter a year ago. Relative to average assets, such expenses increased to 2.54% from 2.31% on an annualized basis.

      Salaries and employee benefits totaled $976,000 during the quarter ended September 30, 2005, compared to $908,000 for the same period in 2004. The expansion of commercial lending department contributed greatly to this increase.

      The amortization of intangible assets, which is associated with the two branches purchased in November 2000, remained unchanged between the comparative quarters. The $19,000 quarterly expense represents the amortization of the core deposit component. The core deposit intangible will be fully amortized by November 2008.

      Professional fees increased to $49,000 for the quarter ended September 30, 2005, from $36,000 for the same quarter last fiscal year. Expense for legal counsel and auditing services accounted for nearly the entire change.

      At $82,000, advertising expenses for the most recent quarter increased $21,000 over the same period last year. The increase was due to placing greater emphasis on promoting brand awareness.

      Equipment expenses decreased 8.9% between the comparative quarters due mainly to software leasing and licensing fees. Data processing expenses also declined moderately to $87,000 for the most recent quarter compared to $93,000 for the same period a year ago due, in part, to more favorable per item fees negotiated in the renewal of the contract with the primarily data processor.

      Other noninterest expenses increased $65,000 to $341,000 for the quarter ended September 30, 2005, compared to $276,000 during the same period in 2004. The increase was distributed among numerous expense categories with the most notable being indirect consumer loan processing expenses.

      INCOME TAXES. Total income tax expense was $138,000 for the quarter ended September 30, 2005, compared to $235,000 for the same period last fiscal year. Effective tax rates for the quarters ended September 30, 2005 and 2004 approximated 36.0% and 37.2%, respectively. The effective tax rate is expected to be lower in coming quarters due to the purchase of municipal securities near the end of the most recent quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2005, bank-only cash and cash equivalents totaled $14.7 million, or 5.2% of total assets. First Federal also had marketable securities, including investment CDs, totaling $75.9 million, of which, 80.7% were classified "available for sale." At the same time, First Federal had net commitments to fund loans, including loans in process, and investment purchases of $8.9 million.

      Retail certificates of deposit scheduled to mature in one year or less totaled $48.9 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

      Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $8.8 million remaining available to borrow under its credit arrangement with the FHLB as of September 30, 2005. In addition, First Federal had unpledged collateral sufficient to add another $43.9 million of borrowing capacity with the FHLB.

      Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2005, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum      Well Capitalized per
                                                    Actual             Required Capital         12 CFR Part 565
                                               -------------------------------------------------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                               -------------------------------------------------------------------
                                                                      (Dollars in Thousands)
As of September 30, 2005 (unaudited)
------------------------------------
   Total capital (to risk weighted assets)     $24,408    13.32%     $14,663       8.00%       $18,329      10.00%
   Tier I capital (to risk weighted assets)     25,460    12.93        7,331       4.00         10,997       6.00
   Tier I capital (to adjusted total assets)    25,460     9.06       11,240       4.00         14,050       5.00

As of June 30, 2005
-------------------
   Total capital (to risk weighted assets)     $25,429    15.01%     $13,554       8.00%        16,492      10.00%
   Tier I capital (to risk weighted assets)     26,495    14.59        6,777       4.00         10,165       6.00
   Tier I capital (to adjusted total assets)    26,495     9.63       11,000       4.00         13,751       5.00

      The Company's third stock repurchase program was announced on September 9, 2005, to acquire up to 80,000 shares, or 5% of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. The Company's previously announced second stock repurchase program totaling 166,175 shares was completed in September 2005. As of September 30, 2005, 14,719 shares had been repurchased under the third stock repurchase program leaving 65,281 shares remaining to be purchased.

      The following chart summarizes stock repurchase activity during the most recent quarter.

----------------------------------------------------------------------------------------------------------------------
                                                                       Total Number of Shares     Maximum Number of
                                                                        Purchased as Part of     Shares that May Yet
                                  Total Number of     Average Price      Publicly Announced      Be Purchased Under
            Period               Shares Purchased     Paid per Share      Plans or Programs     the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
July 1, 2005 through
July 31, 2005                          1,118              $20.00                1,118                   8,549
----------------------------------------------------------------------------------------------------------------------

August 1, 2005 through
August 31, 2005                        6,668              $21.20                6,668                   1,881
----------------------------------------------------------------------------------------------------------------------

September 1, 2005 through
September 30, 2005                    16,600              $22.35               16,600                  65,281
----------------------------------------------------------------------------------------------------------------------

Total                                 24,386              $21.93               24,386
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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

      We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R, but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

ITEM 3.
CONTROLS AND PROCEDURES

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         FIRST BANCORP OF INDIANA, INC.


Dated: November 14, 2005            By:  /s/ Michael H. Head
                                    --------------------------------------------
                                    Michael H. Head
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: November 14, 2005            By:  /s/ George J. Smith
                                    --------------------------------------------
                                    George J. Smith
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)