Form 10QSB
period 2005-12-31
FIRST BANCORP OF INDIANA INC
filed 2006-02-13
CIK 1074543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,558,723 of common stock, par value $0.01 per share, were outstanding as of February 8, 2006.

     Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                      INDEX

                                                                            Page
Part I    Financial Information
Item 1.   Financial Statements                                                3
Item 2.   Management's Discussion and Analysis or Plan of Operation          11
Item 3.   Controls and Procedures                                            17

Part II   Other Information
Item 1.   Legal Proceedings                                                  18
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        18
Item 3.   Defaults Upon Senior Securities                                    18
Item 4.   Submission of Matters to a Vote of Security Holders                18
Item 5.   Other Information                                                  18
Item 6.   Exhibits                                                           18

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                    December 31, 2005  June 30, 2005
------------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
     Cash and due from banks                          $   7,163,547    $   3,998,956
     Interest-bearing demand deposits                       986,650       28,536,908
     Federal funds sold                                   3,265,000        2,800,000
                                                      -------------    -------------
         Total cash and cash equivalents                 11,415,197       35,335,864
     Interest-bearing deposits                              826,636          958,892
     Investment securities
       Available for sale                                56,678,020       58,279,164
       Held to maturity                                  15,680,615        7,039,852
                                                      -------------    -------------
         Total investment securities                     72,358,635       65,319,016
     Loans                                              178,857,163      155,401,524
     Allowance for loan losses                             (825,785)        (855,145)
                                                      -------------    -------------
         Net loans                                      178,031,378      154,546,379
     Premises and equipment                               5,406,288        3,948,433
     Goodwill                                             1,786,297        1,786,297
     Core deposit intangibles                               124,715          162,740
     Federal Home Loan Bank stock                         3,614,000        3,314,000
     Other assets                                        12,311,405       11,996,004
                                                      -------------    -------------
         Total assets                                 $ 285,874,551    $ 277,367,625
                                                      =============    =============

Liabilities
     Deposits
      Non-interest bearing                            $  13,105,725    $  11,581,099
      Interest bearing                                  170,947,676      184,151,437
                                                      -------------    -------------
         Total deposits                                 184,053,401      195,732,536
     Short-term borrowings                                3,000,000                0
     Long-term borrowings                                65,000,000       45,000,000
     Advances by borrowers for
       taxes and insurance                                  605,399          545,180
     Other liabilities                                    4,063,959        6,168,674
                                                      -------------    -------------
         Total liabilities                              256,722,759      247,446,390
                                                      -------------    -------------

Stockholders' Equity
     Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares
     Common stock, $.01 par value
        Authorized - 9,000,000 shares
        Issued - 2,272,400 shares                            22,724           22,724
     Additional paid-in capital                          22,373,709       22,089,607
     Retained earnings                                   19,341,307       18,918,059
     Accumulated other comprehensive income                (932,337)        (300,457)
                                                      -------------    -------------
                                                         40,805,403       40,729,933

     Less:
     Unreleased employee stock ownership plan
     shares - 75,742 and 83,320 shares                     (773,189)        (850,546)
     Treasury stock -  712,132 and 674,751 shares       (10,880,422)      (9,958,152)
                                                      -------------    -------------
     Total stockholders' equity                          29,151,792       29,921,235
                                                      -------------    -------------
         Total liabilities and stockholders' equity   $ 285,874,551    $ 277,367,625
                                                      =============    =============

     See notes to unaudited condensed consolidated financial statements

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                                                              For the                  For the
                                                         Three Months Ended        Six Months Ended
                                                            December 31,             December 31,
                                                      -----------------------   -----------------------
                                                        2005          2004         2005         2004
-------------------------------------------------------------------------------------------------------
                                                            (Unaudited)             (Unaudited)

Interest Income
      Loans receivable                                $2,644,503   $2,540,972   $5,030,244   $5,015,844
      Investment securities                              806,982      751,567    1,553,304    1,511,233
      Deposits with financial institutions                31,246       25,296      104,164       41,958
      Federal funds sold                                  15,002       21,337       60,054       28,327
      Other interest and dividend income                  31,872       27,847       69,369       59,612
                                                      ----------   ----------   ----------   ----------
          Total interest income                        3,529,605    3,367,019    6,817,135    6,656,974
                                                      ----------   ----------   ----------   ----------

Interest Expense
      Deposits                                         1,130,252    1,058,493    2,205,139    2,041,023
      Borrowings                                         710,375      380,065    1,229,116      790,755
      Other                                               28,026       26,814       56,051       53,628
                                                      ----------   ----------   ----------   ----------
          Total interest expense                       1,868,653    1,465,372    3,490,306    2,885,406
                                                      ----------   ----------   ----------   ----------

Net Interest Income                                    1,660,952    1,901,647    3,326,829    3,771,568

      Provision for Loan Losses                           82,000       90,000      157,000      210,000
                                                      ----------   ----------   ----------   ----------

Net Interest Income after Provision                    1,578,952    1,811,647    3,169,829    3,561,568

Noninterest Income
      Increase in cash surrender values
         of life insurance                                52,071       54,000      106,071      103,170
      Net gains on loan sales                             36,404       24,728       75,814      140,257
      ATM transaction & POS interchange fees              60,404       50,832      122,524      101,811
      Service charges on deposit accounts                104,066       93,616      216,144      192,503
      Net gain on sale of branch office                  685,647            0      685,647            0
      Other Income                                       214,827      152,050      464,233      280,434
                                                      ----------   ----------   ----------   ----------
          Total noninterest income                     1,153,419      375,226    1,670,433      818,175
                                                      ----------   ----------   ----------   ----------

Noninterest Expense
      Salaries and employee benefits                     957,114      851,811    1,932,784    1,759,432
      Net occupancy expense                               80,227       77,893      159,511      149,878
      Equipment expense                                   94,797      112,996      184,210      211,156
      Amortization of intangible assets                   19,013       19,013       38,025       38,025
      Professional fees                                   51,741       39,755      101,127       75,434
      Advertising                                         79,472       65,620      161,871      127,507
      Data processing fees                                87,649       91,153      174,735      183,826
      Other expense                                      374,480      310,199      715,304      586,014
                                                      ----------   ----------   ----------   ----------
          Total noninterest expense                    1,744,493    1,568,440    3,467,567    3,131,272
                                                      ----------   ----------   ----------   ----------

Income Before Income Tax                                 987,878      618,433    1,372,695    1,248,471
      Income tax expense                                 331,084      228,238      469,529      462,883
                                                      ----------   ----------   ----------   ----------

Net Income                                            $  656,794   $  390,195   $  903,166   $  785,588
                                                      ==========   ==========   ==========   ==========

      Basic earnings per share                        $     0.44   $     0.26   $     0.60   $     0.52
      Diluted earnings per share                      $     0.42   $     0.25   $     0.58   $     0.50
      Weighted average shares outstanding - Basic      1,496,823    1,504,176    1,504,283    1,504,444
      Weighted average shares outstanding - Diluted    1,550,330    1,568,753    1,557,375    1,571,353

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

                                                                               Accumulated
                                                                                  Other
                                    Compre-            Additional                 Compre-  Unallocated
                                    hensive   Common    Paid-in      Retained     hensive     ESOP        Treasury
                                    Income    Stock     Capital      Earnings     Income      Shares       Shares          Total
                                   ------------------------------------------------------------------------------------------------
                                             --------------------  ----------------------------------------------------------------
Balances, June 30, 2005                      $22,724  $22,089,607  $18,918,059  ($300,457)  ($850,546)  ($ 9,958,152)  $ 29,921,235
                                             ====================  ================================================================

   Net income                      $246,372                            246,372                                              246,372
      Other comprehensive income,
      net of tax--Unrealized
      gains (losses) on
      securities (unaudited)       (139,958)                                     (139,958)                                 (139,958)

   Cash dividends paid ($0.30 per
    share)                                                            (479,918)                                            (479,918)
   Employee Stock Ownership Plan
    shares allocated                                       41,600                              38,648                        80,248
   Treasury shares purchased                                                                                (534,994)      (534,994)
   Options exercised                                       55,880                                            200,412        256,292
   Tax benefit of employee benefit
    plans                                                 143,695                                                           143,695
   Comprehensive income            --------
    (unaudited)                    $106,414
                                   ========
Balances, Sept 30, 2005                      --------------------  ----------------------------------------------------------------
(unaudited)                                  $22,724  $22,330,782  $18,684,513  ($440,415)  ($811,898)  ($10,292,734)  $ 29,492,972
                                             ====================  ================================================================

   Net income                      $656,794                            656,794                                              656,794
      Other comprehensive
      income, net of tax--
      Unrealized gains (losses)
      on securities (unaudited)    (491,922)                                     (491,922)                                 (491,922)

   Employee Stock Ownership Plan
    shares allocated                                       44,141                              38,709                        82,850
   Treasury shares purchased                                                                                (590,727)      (590,727)
   Options exercised                                       (1,214)                                             3,039          1,825
   Comprehensive income            --------
    (unaudited)                    $164,872
                                   ========

                                             --------------------  ----------------------------------------------------------------
Balances, Dec 31, 2005 (unaudited)           $22,724  $22,373,709  $19,341,307  ($932,337)  ($773,189)  ($10,880,422)  $ 29,151,792
                                             ====================  ================================================================

See notes to unaudited condensed consolidated financial statements.

                         FIRST BANCORP OF INDIANA, INC.
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                     Year to Date
                                                                      December 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              ------------   ------------
                                                                      (Unaudited)
Net Cash Provided (Used) by Operating Activities              ($ 1,173,544)  $  1,336,278

Investing Activities
   Net change in interest-bearing deposits                         132,256       (284,450)
   Proceeds from maturities of securities available for sale     8,826,484      8,579,378
   Proceeds from maturities of securities held to maturity       1,472,675      1,735,456
   Purchases of securities available for sale                   (8,319,555)    (5,055,958)
   Purchases of securities held to maturity                    (10,123,250)             0
   Net change in loans                                         (23,585,877)   (17,170,405)
   Purchases of premises and equipment                          (2,015,338)       (39,229)
   Proceeds from sales of premises and equipment                 1,131,920              0
   Purchase FHLB stock                                            (300,000)             0
                                                              ------------   ------------
      Net cash provided (used) by investing activities         (32,780,685)   (12,235,208)
                                                              ------------   ------------

Financing Activities
   Net change in
      Non-interest bearing, interest-bearing demand
         and savings deposits                                      563,675     11,238,983
      Certificates of deposit                                  (12,242,810)     8,289,649
   Proceeds from issuance of long-term borrowings               20,000,000      6,000,000
   Repayments of long-term borrowings                                    0     (2,000,000)
   Net issuance / (repayments) of short-term borrowings          3,000,000    (10,000,000)
   Advances by borrowers for taxes and insurance                    60,219         39,521
   Dividends paid                                                 (479,918)      (472,502)
   Purchase treasury shares                                     (1,125,721)      (718,035)
   Options exercised                                               258,117        208,708
                                                              ------------   ------------
      Net cash provided by financing activities                 10,033,562     12,586,324
                                                              ------------   ------------

Net Change in Cash and Cash Equivalents                        (23,920,667)     1,687,393

Cash and Cash Equivalents, Beginning of Period                  35,335,864      8,094,870
                                                              ------------   ------------

Cash and Cash Equivalents, End of Period                      $ 11,415,197   $  9,782,263
                                                              ============   ============

Additional Cash Flow Information
   Interest paid                                              $  3,459,621   $  2,789,377
   Income tax paid                                                 110,000              0

See notes to unaudited condensed consolidated financial statements

                  FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results to be expected for the year ending June 30, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EFFECTS OF STOCK OPTIONS

     At December 31, 2005, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants. All options were fully vested as of the end of fiscal 2005.

                                                   Three Months Ended December 31,
                                                          2005         2004
                                                      -----------  -----------
Net Income, as reported                               $   656,794  $   390,195
Less:  Total stock-based employee compensation cost
       determined under the fair value based method,
       net of income taxes                                      0      (14,526)
                                                      -----------  -----------

Pro forma net income                                  $   656,794  $   375,669
                                                      ===========  ===========

Earnings per share:
Basic - as reported                                   $      0.44  $      0.26
Basic - pro forma                                            0.44         0.25

Diluted - as reported                                 $      0.42  $      0.25
Diluted - pro forma                                          0.42         0.24

                                                     Six Months Ended December 31,
                                                          2005          2004
                                                      -----------  -----------
Net Income, as reported                               $   903,166  $   785,588
Less:  Total stock-based employee compensation cost
       determined under the fair value based method,
       net of income taxes                                      0      (29,052)
                                                      -----------  -----------

Pro forma net income                                  $   903,166  $   756,536
                                                      ===========  ===========

Earnings per share:
Basic - as reported                                   $      0.60  $      0.52
Basic - pro forma                                            0.60         0.50

Diluted - as reported                                 $      0.58  $      0.50
Diluted - pro forma                                          0.58         0.48

NOTE 3 - BORROWINGS

     The following summarizes the Company's borrowings at December 31, 2005, and June 30, 2005. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

                                                December 31,    June 30,
                                                   2005           2005
                                                -----------   -----------
                                                (unaudited)
Federal Home Loan Bank putable advances
   Fixed rate of 5.370%, due in February 2011   $10,000,000   $10,000,000
   Fixed rate of 4.830%, due in July 2011        10,000,000    10,000,000
   Fixed rate of 2.650%, due in March 2008        5,000,000     5,000,000
   Fixed rate of 3.268%, due in January 2015      8,000,000     8,000,000
   Fixed rate of 3.520%, due in May 2015          5,000,000     5,000,000
   Fixed rate of 4.350%, due in September 2015   10,000,000
   Fixed rate of 3.700%, due in September 2015   10,000,000

Federal Home Loan Bank converted advance
   Variable rate of 4.041%, due in March 2008     5,000,000     5,000,000

Federal Home Loan Bank bullet advances
   Fixed rate of 4.224%, due in January 2006      3,000,000     3,000,000
   Fixed rate of 3.050%, due in July 2006         2,000,000     2,000,000
                                                -----------   -----------

     Total Federal Home Loan Bank advances      $68,000,000   $45,000,000
                                                ===========   ===========

     Weighted average rate                            4.136%        4.062%
                                                ===========   ===========

NOTE 5 - EARNINGS PER SHARE

     Earnings per share for the quarters ended December 31, 2005, and December 31, 2004, were computed as follows:

                                               Quarter Ended December 31, 2005
                                              ----------------------------------
                                                        Weighted-
                                              Income      Average    Per Share
                                                          Shares      Amount
                                              ----------------------------------

 Net income                                   $ 656,794
                                              ---------

 Basic earnings per share
 Income available to common stockholders      $ 656,794   1,496,823   $    0.44
                                                                      =========

 Effect of dilutive securities
 Stock options                                       --      53,507
 Unvested MRP shares                                 --          --
                                              ---------   ---------

 Diluted earnings per share
 Income available to common stockholders and
 assumed conversions                          $ 656,794   1,550,330   $    0.42
                                              =========   =========   =========


                                               Quarter Ended December 31, 2004
                                              ----------------------------------
                                                        Weighted-
                                              Income      Average    Per Share
                                                          Shares      Amount
                                              ----------------------------------

Net income                                    $ 390,195
                                              ---------

 Basic earnings per share
 Income available to common stockholders      $ 390,195   1,504,176   $    0.26
                                                                      =========

 Effect of dilutive securities
 Stock options                                       --      58,968
 Unvested MRP shares                                 --       5,609
                                              ---------   ---------

 Diluted earnings per share
 Income available to common stockholders and
 assumed conversions                          $ 390,195   1,568,753   $    0.25
                                              =========   =========   =========

     Year-to-date earnings per share were computed as follows:

                                              Six Months Ended December 31, 2005
                                              ----------------------------------
                                                        Weighted-
                                              Income      Average    Per Share
                                                          Shares      Amount
                                              ----------------------------------

Net income                                    $ 903,166
                                              ---------

Basic earnings per share
Income available to common stockholders       $ 903,166   1,504,283   $    0.60
                                                                      =========

Effect of dilutive securities
Stock options                                        --      53,092
Unvested MRP shares                                  --          --
                                              ---------   ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                           $ 903,166   1,557,375   $    0.58
                                              =========   =========   =========


                                              Six Months Ended December 31, 2004
                                              ----------------------------------
                                                        Weighted-
                                              Income      Average    Per Share
                                                          Shares      Amount
                                              ----------------------------------


Net income                                    $ 785,588
                                              ---------

Basic earnings per share
Income available to common stockholders       $ 785,588   1,504,444   $    0.52
                                                                      =========

Effect of dilutive securities
Stock options                                        --      61,266
Unvested MRP shares                                  --       5,643
                                              ---------   ---------

Diluted earnings per share
Income available to common stockholders and
assumed conversions                           $ 785,588   1,571,353   $    0.50
                                              =========   =========   =========

NOTE 5 - RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2004, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2005. These reclassifications had no effect on earnings.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005, AND JUNE 30, 2005

     Total consolidated assets of the Company grew $8.5 million, or 3.1%, to $285.9 million at December 31, 2005, from $277.4 million at June 30, 2005. This growth occurred as available liquidity along with proceeds from Federal Home Loan Bank advances were used to fund loan and investment activity and redeem maturing deposits.

     Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased $23.9 million to $11.4 million during the six months ended December 31, 2005. The unusually large balance on June 30, 2005, was attributed to proceeds from a substantial loan sale and securitization shortly before the fiscal year end. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, decreased $132,000 to $827,000.

     Investment securities, excluding investment CDs, increased 10.9% to $72.4 million at December 31, 2005, from $65.3 million at June 30, 2005. Bank-qualified municipal securities represented most of the growth during the period. The remainder of the portfolio is composed entirely of mortgage-related securities, federal agency notes, and investment grade asset-backed paper.

     Net loans grew to $178.0 million at December 31, 2005, a 15.2% increase from $154.5 million at June 30, 2005, with the consumer loan portfolio experiencing the vast majority of the growth. The consumer loan portfolio increased 36.2% for the six months ended December 31, 2005, as indirect loan production totaled $31.3 million. No consumer loans were sold during the period. However, $5.0 million of newly originated permanent single family residential mortgage loans, or 63.9% of total production, were sold. Overall, total mortgage loans grew 5.2% with commercial real estate loans representing the majority of the growth. Commercial nonmortgage loans were virtually unchanged since the preceding fiscal year end. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

     The allowance for loan losses totaled $826,000 at December 31, 2005, a $29,000 reduction from six months earlier. The change was composed of $157,000 in provisions for losses and $186,000 in net charge-offs. The Company's allowance for loan losses represented 0.46% of total loans at December 31, 2005, compared to 0.55% at June 30, 2005. Relative to nonperforming assets, the allowance for loan losses was reduced to 179.2% at December 31, 2005, from 204.1% at June 30, 2005.

     The table below highlights changes in the Company's nonperforming assets since the most recent fiscal year end.

                                                       December 31,   June 30,
                                                           2005         2005
                                                       (unaudited)
                                                        ==========   ==========

Loans accounted for on a nonaccrual basis               $  461,000   $  419,000
Accruing loans past due 90 days or more                         --           --
                                                        ----------   ----------
Nonperforming loans                                     $  461,000   $  419,000
Real estate owned (net)                                         --           --
Other repossessed assets                                $    4,000   $   45,000
                                                        ----------   ----------
     Total nonperforming assets                         $  465,000   $  464,000
                                                        ==========   ==========

Restructured loans                                              --           --

Total loans delinquent 90 days or more to total loans         0.26%        0.27%
Total loans delinquent 90 days or more to total assets        0.16%        0.15%
Total nonperforming assets to total assets                    0.16%        0.17%

     Total deposits decreased $11.6 million to $184.1 million at December 31, 2005, from $195.7 million at June 30, 2005. Deposit contraction was the product of a $12.2 million reduction in time deposits, including a $9.5 million net reduction in brokered funds, partly offset by a $564,000 net increase in non-maturity deposit instruments. Borrowings, which increased $23.0 million to $68.0 million at December 31, 2005, consisted entirely of FHLB products. First Federal believes it has substantial resources to increase its borrowing capacity with the FHLB should the need exist.

     At $605,000, escrow balances at December 31, 2005, were 11.1% above the levels six months earlier due to a greater volume of loans serviced, together with seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, decreased $2.1 million, or 34.1%, during the period. The change was attributed primarily to a reduction in an official check clearing account.

     Total stockholders' equity decreased $769,000 to $29.2 million at December 31, 2005, from $29.9 million at June 30, 2005. Aside from the $903,000 of net income, the most significant components of the change in stockholder's equity included 51,109 shares of First Bancorp common stock repurchased at a total cost of $1.1 million and semiannual cash dividends of $480,000. Also affecting stockholders' equity were $163,000 in allocations of ESOP shares, $258,000 from the exercise of stock options, and $144,000 of tax benefits from employee benefit plans. Finally, an unrealized loss, adjusted for deferred taxes, of $632,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005, AND 2004

     GENERAL. The company recognized a substantial gain during the most recent quarter from the sale of a branch facility. The property sold was made expendable by its proximity to the new corporate headquarters presently nearing completion. This gain on sale helped offset the continued narrowing of the net interest margin. In addition, greater noninterest revenues partially compensated for a moderate increase in noninterest expenses.

     Overall, net income for the quarter ended December 31, 2005, increased 68.5% to $657,000 from $390,000 for the quarter ended December 31, 2004. As a result, the annualized return on average assets jumped to 0.93% for the quarter ended December 31, 2005, from 0.56% for the same quarter last year. Similarly, the return on average equity increased to 9.04% from 5.24% for the comparative quarters.

     NET INTEREST INCOME. A rising cost of funds was primarily responsible for net interest income falling $241,000, or 12.7%, to $1.7 million for the quarter ended December 31, 2005, from $1.9 million for the same period a year earlier. Total interest income increased 4.8% between the comparable second fiscal quarters as the company was able to fully deploy the proceeds from the sale and securitization of $50.8 million of consumer loans that settled in June 2005. However, interest expenses increased 27.5% between the same periods due to rates for deposits and borrowings rising steadily throughout the intervening twelve months. Consequently, the net interest margin declined to 2.59% for the second quarter of fiscal 2006 from 2.95% for the same period the preceding year.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $82,000, the provision for loan losses for the quarter ended December 31, 2005, was $8,000 less than the same quarter in 2004. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $86,000 for the most recent quarter versus $42,000 for the quarter ended December 31, 2004. The increase coincided with changes to the bankruptcy laws that went into effect in October 2005. Despite the higher level of net charge-offs, nonperforming loans remained relatively low at just 0.26% of total loans at December 31, 2005. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $1.2 million for the quarter ended December 31, 2005, compared to $375,000 for the same period the preceding year. The most recent quarter included a $686,000 gain from the sale in December of a branch office facility. Excluding the gain from the branch sale, noninterest income increased 24.7%. Net gains on loan sales increased $12,000 as most newly-originated first mortgage loans have been sold. Servicing has been retained on all such loan sales. Service charges on deposit accounts and ATM/POS-related fees both increased approximately $10,000 between the comparative quarters due primarily to fee schedule changes. Other noninterest income for the quarter ended December 31, 2005, was 41.3% above the same quarter last year due mainly to miscellaneous income related to the servicing of sold consumer loans.

     NONINTEREST EXPENSE. At $1.7 million for the quarter ended December 31, 2005, total noninterest expense increased $176,000 from the same quarter a year ago. Relative to average assets, such expenses increased to 2.48% from 2.27% on an annualized basis. The $105,000, or 12.4%, increase in salaries and employee benefits, accounted for the majority of the higher noninterest expenses. However, the second quarter in fiscal 2005 included a $61,000 reduction in the liability, and likewise the expense, associated with the withdrawal from the company's defined benefit pension plan. Excluding this item, salaries and employee benefits increased 4.9% due primarily to annual pay raises, the establishment in November 2005 of a new First Federal branch in St. Philip, Indiana, the expansion of the commercial lending department, and higher medical insurance costs. These expenses were partially offset by savings realized upon the final vesting in April 2005 of stock awarded pursuant to the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan. "Other" noninterest expenses increased 20.6% to $374,000 for the quarter ended December 31, 2005, compared to $310,000 during the same period in 2004. The increase was distributed among numerous expense categories with the most notable being indirect consumer loan processing expenses.

     INCOME TAXES. Effective tax rates for the quarters ended December 31, 2005 and 2004 approximated 33.5% and 36.9%, respectively. The variance between the comparable quarters was attributed to recent investments in bank-qualified municipal securities.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005, AND 2004

     GENERAL. In December 2005 the company recognized a substantial gain from the sale of a branch facility. This gain on sale helped offset a net interest margin that has narrowed between the comparable six month periods. Greater routine noninterest revenues partially compensated for higher noninterest expenses.

     Overall, net income for the six months ended December 31, 2005, increased 14.9% to $903,000 from $786,000 for the six months ended December 31, 2004. Consequently, the annualized return on average assets increased to 0.65% for the six months ended December 31, 2005, from 0.57% for the same period last year. Similarly, the return on average equity increased to 6.17% from 5.35% for the comparative six month periods.

     NET INTEREST INCOME. Net interest income declined 11.8% to $3.3 million for the six months ended December 31, 2005, compared to the same period a year earlier. Total interest income increased 2.4% between the comparable periods despite a high balance in demand accounts at the beginning of fiscal 2006 attributed to the sale and securitization of $50.8 million of consumer loans that settled in June 2005. However, interest expenses increased 21.0% between the comparable six-month periods as rates for deposits and borrowings rose steadily over that span. Consequently, the net interest margin declined to 2.63% for the first six months of fiscal 2006 from 2.96% for the same period the preceding year.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $157,000, the provision for loan losses for the six months ended December 31, 2005, was $53,000 less than the same six months in 2004. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $186,000 for the most recent six months versus $225,000 for the first half of fiscal 2005 when the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

     NONINTEREST INCOME. Noninterest income totaled $1.7 million for the six months ended December 31, 2005, compared to $818,000 for the same period the preceding year. The most recent six months included a $686,000 gain from the sale in December of a branch office facility. Excluding the gain from the branch sale, noninterest income increased 20.4%. Net gains on loan sales declined 46.0% to $76,000 due largely to the absence of any consumer loan sales in the first half of fiscal 2006. Service charges on deposit accounts and ATM/POS-related fees increased 20.3% and 12.3%, respectively, between the comparative six months periods due primarily to fee schedule changes. Other noninterest income for the six months ended December 31, 2005, was 65.5% above the same six months last year due mainly to miscellaneous income related to the servicing of sold consumer loans.

     NONINTEREST EXPENSE. At $3.5 million for the six months ended December 31, 2005, total noninterest expense increased $336,000 from the same six months a year ago. Relative to average assets, such expenses increased to 2.51% from 2.29% on an annualized basis. Salaries and employee benefits, which increased $173,000 or 9.9%, accounted for the majority of the higher noninterest expenses. However, the first six months in fiscal 2005 included a $61,000 reduction in the liability, and likewise the expense, associated with the withdrawal from the company's defined benefit pension plan. Excluding this item, salaries and employee benefits increased 6.2% due primarily to annual pay raises, the establishment in November 2005 of a new First Federal branch in St. Philip, Indiana, the expansion of the commercial lending department, and higher medical insurance costs. These expenses were partially offset by savings realized upon the final vesting in April 2005 of stock awarded pursuant to the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan. "Other" noninterest expenses increased 22.1% to $715,000 for the six months ended December 31, 2005, compared to the same period the preceding year. The increase was distributed among numerous expense categories with the most notable being indirect consumer loan processing expenses.

     INCOME TAXES. Effective tax rates for the six months ended December 31, 2005 and 2004 approximated 34.2% and 37.1%, respectively. The variance between the comparable periods was attributed to recent investments in bank-qualified municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

     Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2005, bank-only cash and cash equivalents totaled $10.7 million, or 3.7% of total assets. First Federal also had marketable securities, including investment CDs, totaling $73.2 million, of which, 77.6% were classified "available for sale." At the same time, First Federal had net commitments to fund loans, including loans in process, of $8.8 million.

     Retail certificates of deposit scheduled to mature in one year or less totaled $49.8 million at December 31, 2005. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

     Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $9.7 million remaining available to borrow under its credit arrangement with the FHLB as of December 31, 2005. First Federal also had unpledged collateral sufficient to add another $20.8 million of borrowing capacity with the FHLB.

     Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2005, First Federal exceeded its minimum capital requirements as the following table illustrates.

                                                                      Regulatory Minimum       Well Capitalized per
                                                    Actual             Required Capital          12 CFR Part 565
                                              -------------------- ------------------------- -------------------------
                                               Amount     Ratio      Amount        Ratio       Amount        Ratio
                                              --------- ---------- ------------ ------------ ------------ ------------
                                                                      (Dollars in Thousands)
As of December 31, 2005 (unaudited)
-----------------------------------
   Total capital (to risk weighted assets)     $25,238    13.30%     $15,176       8.00%       $18,970      10.00%
   Tier I capital (to risk weighted assets)     26,240    12.96        7,588       4.00         11,382       6.00
   Tier I capital (to adjusted total assets)    26,240     9.24       11,356       4.00         14,195       5.00

As of June 30, 2005
-------------------
   Total capital (to risk weighted assets)     $25,429    15.01%     $13,554       8.00%        16,492      10.00%
   Tier I capital (to risk weighted assets)     26,495    14.59        6,777       4.00         10,165       6.00
   Tier I capital (to adjusted total assets)    26,495     9.63       11,000       4.00         13,751       5.00

     The Company's third stock repurchase program was announced September 9, 2005, to acquire up to 80,000 shares, or 5% of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of December 31, 2005, 41,442 shares had been repurchased under the third stock repurchase program leaving 38,558 shares remaining to be purchased.

     The following chart summarizes stock repurchase activity during the most recent quarter.

------------------------------------------------------------------------------------------------------------
                                                              Total Number of Shares    Maximum Number of
                                                               Purchased as Part of    Shares that May Yet
            Period           Total Number of  Average Price     Publicly Announced     Be Purchased Under
                            Shares Purchased  Paid per Share     Plans or Programs    the Plans or Programs
------------------------------------------------------------------------------------------------------------
October 1, 2005 through               0            N/A                   N/A                 65,281
October 31, 2005
------------------------------------------------------------------------------------------------------------

November 1, 2005 through         18,223           $21.99              18,223                 47,058
November 30, 2005
------------------------------------------------------------------------------------------------------------

December 1, 2005 through          8,500           $22.25               8,500                 38,558
December 31, 2005
------------------------------------------------------------------------------------------------------------
                                 26,723           $22.07              26,723
Total
------------------------------------------------------------------------------------------------------------


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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on November 16, 2005. The results of the votes on the matters presented at the meeting are as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                        Vote For                 Vote Withheld

     Harold Duncan                      1,397,948                     14,631
     Daniel L. Schenk                   1,369,890                     42,689

2. The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2006, was ratified by stockholders by the following vote:

        For  1,376,499            Against   35,780         Abstain   300

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


                                    FIRST BANCORP OF INDIANA, INC.


Dated: February 13, 2006            By:  /s/ Michael H. Head
                                    ----------------------------------------
                                    Michael H. Head
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated: February 13, 2006            By:  /s/ George J. Smith
                                    -----------------------------------------
                                    George J. Smith
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)