Form 10QSB
period 2006-03-31
FIRST BANCORP OF INDIANA INC
filed 2006-05-15
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to  _________________

Commission File Number 0-29814

FIRST BANCORP OF INDIANA, INC.

(Exact name of small business issuer as specified in its charter)

Indiana	35-2061832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Davis Land Drive, Evansville, Indiana	47715
(Address of principal executive offices)	(Zip Code)

(812) 492-8100

(Issuer's telephone number, including area code)

Former address - 2200 West Franklin Street, Evansville, Indiana 47712

(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                            Yes  ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,555,398 of common stock, par value $0.01 per share, were outstanding as of May 5, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Cash and due from banks	$5,505,317	$3,998,956
Interest-bearing demand deposits	6,232,339	28,536,908
Federal funds sold	3,425,000	2,800,000
Total cash and cash equivalents	15,162,656	35,335,864
Interest-bearing deposits	283,961	958,892
Investment securities
Available for sale	54,108,237	58,279,164
Held to maturity	14,935,658	7,039,852
Total investment securities	69,043,895	65,319,016
Loans	179,700,542	155,401,524
Allowance for loan losses	(864,055)	(855,145)
Net loans	178,836,487	154,546,379
Premises and equipment	7,483,632	3,948,433
Goodwill	1,786,297	1,786,297
Core deposit intangibles	105,702	162,740
Federal Home Loan Bank stock	3,813,900	3,314,000
Other assets	12,351,310	11,996,004
Total assets	$288,867,840	$277,367,625
Liabilities
Deposits
Non-interest bearing	$12,398,713	$11,581,099
Interest bearing	171,181,373	184,151,437
Total deposits	183,580,086	195,732,536
Long-term borrowings	72,000,000	45,000,000
Advances by borrowers for taxes and insurance	893,958	545,180
Other liabilities	3,756,697	6,168,674
Total liabilities	260,230,741	247,446,390
Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value Authorized - 9,000,000 shares Issued - 2,272,400 shares	22,724	22,724
Additional paid-in capital	22,336,449	22,089,607
Retained earnings	19,123,451	18,918,059
Accumulated other comprehensive income / (loss)	(987,179)	(300,457)
	40,495,445	40,729,933
Less:
Unreleased employee stock ownership plan
shares - 71,956 and 83,320 shares	(734,541)	(850,546)
Treasury stock - 718,652 and 674,751 shares	(11,123,805)	(9,958,152)
Total stockholders' equity	28,637,099	29,921,235
Total liabilities and stockholders' equity	$288,867,840	$277,367,625

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest Income
Loans receivable	$2,716,551	$2,667,673	$7,746,795	$7,683,518
Investment securities	788,708	701,045	2,342,011	2,212,277
Deposits with financial institutions	25,918	21,387	130,083	63,345
Federal funds sold	22,259	11,956	82,313	40,283
Other interest and dividend income	52,514	29,180	121,883	88,792
Total interest income	3,605,950	3,431,241	10,423,085	10,088,215

Interest Expense
Deposits	1,300,450	1,048,304	3,505,589	3,089,326
Borrowings	690,426	421,443	1,919,542	1,212,198
Other	21,758	26,814	77,808	80,442
Total interest expense	2,012,634	1,496,561	5,502,939	4,381,966

Net Interest Income	1,593,316	1,934,680	4,920,146	5,706,249

Provision for loan losses	65,000	60,000	222,000	270,000

Net Interest Income after Provision	1,528,316	1,874,680	4,698,146	5,436,249

Noninterest Income
Increase in cash surrender values
of life insurance	52,500	54,000	158,571	157,170
Net gains on loan sales	53,640	26,606	129,454	166,864
ATM transaction & POS interchange fees	58,423	64,758	180,947	166,569
Service charges on deposit accounts	95,450	83,812	311,594	276,315
Net gain on sale of branch office	0	0	685,647	0
Other income	240,796	128,781	705,029	409,214
Total noninterest income	500,809	357,957	2,171,242	1,176,132

Noninterest Expense
Salaries and employee benefits	940,430	940,092	2,873,214	2,699,524
Net occupancy expense	103,274	54,708	262,785	204,585
Equipment expense	92,734	128,728	276,944	339,883
Amortization of intangible assets	19,013	19,013	57,038	57,038
Professional fees	48,413	41,220	149,540	116,656
Advertising	59,367	56,219	221,238	183,725
Data processing fees	94,372	92,638	269,107	276,465
Other expense	319,753	314,829	1,035,058	900,844
Total noninterest expense	1,677,356	1,647,447	5,144,924	4,778,720

Income Before Income Tax	351,769	585,190	1,724,464	1,833,661
Income tax expense	97,644	214,799	567,173	677,682

Net Income	$254,125	$370,391	$1,157,291	$1,155,979

Basic earnings per share	$0.17	$0.25	$0.77	$0.77
Diluted earnings per share	$0.17	$0.24	$0.75	$0.74
Dividends declared per share	$0.30	$0.30	$0.60	$0.59

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Shares Outstanding	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unalloacted ESOP Shares	Treasury Shares	Total

Balances, June 30, 2005	2,272,400		$22,724	$22,089,607	$18,918,059	($300,457)	($850,546)	($9,958,152)	$29,921,235

Net income		$246,372			246,372				246,372
Other comprehensive income, net of tax—Unrealized gains (losses) on securities (unaudited)		(139,958)				(139,958)			(139,958)
Cash dividends paid ($0.30 per share)					(479,918)				(479,918)
Employee Stock Ownership Plan shares allocated				41,600			38,648		80,248
Treasury shares purchased								(534,994)	(534,994)
Options exercised				55,880				200,412	256,292
Tax benefit of employee benefit plans				143,695					143,695
Comprehensive income (unaudited)		$106,414
Balances, Sept 30, 2005 (unaudited)	2,272,400		$22,724	$22,330,782	$18,684,513	($440,415)	($811,898)	($10,292,734)	$29,492,972

Net income		$656,794			656,794				656,794
Other comprehensive income, net of tax--Unrealized gains (losses)on securities (unaudited)		(491,922)				(491,922)			(491,922)
Employee Stock Ownership Plan shares allocated				44,141			38,709		82,850
Treasury shares purchased								(590,727)	(590,727)
Options exercised				(1,214)				3,039	1,825
Comprehensive income (unaudited)		$164,872
Balances, Dec 31, 2005 (unaudited)	2,272,400		$22,724	$22,373,709	$19,341,307	($932,337)	($773,189)	($10,880,422)	$29,151,792

Net income		$254,125			254,125				254,125
Other comprehensive income, net of tax—Unrealized gains (losses) on securities (unaudited)		(54,842)				(54,842)			(54,842)
Cash dividends paid ($0.30 per share)					(471,981)				(471,981)
Employee Stock Ownership Plan shares allocated				44,609			38,648		83,257
Treasury shares purchased								(455,919)	(455,919)
Options exercised				(81,869)				212,536	130,667
Comprehensive income (unaudited)		$199,283
Balances, Mar 31, 2006 (unaudited)	2,272,400		$22,724	$22,336,449	$19,123,451	($987,179)	($734,541)	($11,123,805)	$28,637,099

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Year to Date March 31,
	2006	2005
	(Unaudited)
Net Cash Provided (Used) by Operating Activities	($1,008,577)	$2,141,709

Investing Activities
Net change in interest-bearing deposits	674,931	101,044
Proceeds from maturities of securities available for sale	11,276,982	12,152,601
Proceeds from maturities of securities held to maturity	2,210,901	2,523,113
Purchases of securities available for sale	(8,319,555)	(6,055,958)
Purchases of securities held to maturity	(10,123,250)	0
Net change in loans	(24,413,298)	(26,696,114)
Purchases of premises and equipment	(4,154,936)	(937,006)
Proceeds from sales of premises and equipment	1,131,920	0
Purchase FHLB stock	(499,900)	0

Net cash provided (used) by investing activities	(32,216,205)	(18,912,320)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand
and savings deposits	81,198	11,576,139
Certificates of deposit	(12,233,648)	7,243,600
Proceeds from issuance of long-term borrowings	40,000,000	20,000,000
Repayments of long-term borrowings	(13,000,000)	(2,000,000)
Net issuance / (repayments) of short-term borrowings	0	(18,500,000)
Advances by borrowers for taxes and insurance	348,778	323,254
Dividends paid	(951,899)	(958,346)
Purchase treasury shares	(1,581,640)	(1,108,534)
Options exercised	388,784	362,603

Net cash provided by financing activities	13,051,573	16,938,716

Net Change in Cash and Cash Equivalents	(20,173,208)	168,106

Cash and Cash Equivalents, Beginning of Period	35,335,864	8,094,870

Cash and Cash Equivalents, End of Period	$15,162,656	$8,262,976

Additional Cash Flow Information
Interest paid	$5,076,407	$3,966,458
Income tax paid	615,000	520,000

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending June 30, 2006. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2005, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 – EFFECTS OF STOCK OPTIONS

At March 31, 2006, the Company has a stock-based incentive plan under which stock options have been granted to selected executives and directors. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to this stock-based incentive plan is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effects on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the option grants. All options were fully vested as of the end of fiscal 2005.
		Three Months Ended March 31,
		2006	2005

Net Income, as reported		$254,125	$370,391
Less:	Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	0	(12,438)

Pro forma net income		$254,125	$357,953

Earnings per share:
Basic - as reported		$0.17	$0.25
Basic - pro forma		0.17	0.24

Diluted - as reported		$0.17	$0.24
Diluted - pro forma		0.17	0.23

		Nine months Ended March 31,
		2006	2005

Net Income, as reported		$1,157,291	$1,155,979
Less:	Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	0	(37,320)

Pro forma net income		$1,157,291	$1,118,659

Earnings per share:
Basic - as reported		$0.77	$0.77
Basic - pro forma		0.77	0.74

Diluted - as reported		$0.75	$0.74
Diluted - pro forma		0.75	0.71

NOTE 3 – BORROWINGS

The following summarizes the Company's borrowings at March 31, 2006, and June 30, 2005. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

	March 31, 2006	June 30, 2005
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.370%, due in February 2011	$10,000,000	$10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 2.650%, due in March 2008		5,000,000
Fixed rate of 3.268%, due in January 2015	8,000,000	8,000,000
Fixed rate of 3.520%, due in May 2015	5,000,000	5,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000
Fixed rate of 4.180%, due in March 2016	15,000,000

Federal Home Loan Bank converted advance
Variable rate of 4.041%, due in March 2008		5,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.050%, due in July 2006	2,000,000	2,000,000
Fixed rate of 5.040%, due in March 2007	2,000,000

Total Federal Home Loan Bank advances	$72,000,000	$45,000,000

Weighted average rate	4.238%	4.062%

NOTE 5 – EARNINGS PER SHARE

Earnings per share for the quarters ended March 31, 2006, and March 31, 2005, were computed as follows:

	Quarter Ended March 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$254,125

Basic earnings per share
Income available to common stockholders	$254,125	1,486,813	$0.17

Effect of dilutive securities
Stock options	—	47,028
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$254,125	1,533,841	$0.17

	Quarter Ended March 31, 2005
	Income	Weighted-Average Shares	Per Share Amount

Net income	$370,391

Basic earnings per share
Income available to common stockholders	$370,391	1,502,879	$0.25

Effect of dilutive securities
Stock options	—	52,015
Unvested MRP shares	—	5,653

Diluted earnings per share
Income available to common stockholders and assumed conversions	$370,391	1,560,547	$0.24

Year-to-date earnings per share were computed as follows:

	Nine months Ended March 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$1,157,291

Basic earnings per share
Income available to common stockholders	$1,157,291	1,498,459	$0.77

Effect of dilutive securities
Stock options	—	51,071
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,157,291	1,549,530	$0.75

	Nine months Ended March 31, 2005
	Income	Weighted-Average Shares	Per Share Amount

Net income	$1,155,979

Basic earnings per share
Income available to common stockholders	$1,155,979	1,503,922	$0.77

Effect of dilutive securities
Stock options	—	58,183
Unvested MRP shares	—	5,646

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,155,979	1,567,751	$0.74

NOTE 5 – RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2005, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2006. These reclassifications had no effect on earnings.

NOTE 6 – RECENT DEVELOPMENTS

                On April 25, 2006, the Company and Home Building Bancorp, Inc. (“Home Building Bancorp”), the parent company of Home Building Savings Bank, FSB, entered into an Agreement and Plan of Merger pursuant to which Home Building Bancorp will merge with and into the Company. Concurrent with the merger, it is expected that Home Building Savings Bank will merge with and into First Federal Savings Bank.  The aggregate merger consideration will include approximately $5.6 million in cash and up to approximately 294,000 shares of First Bancorp stock.  The merger is subject to receipt of approval from regulatory authorities and shareholders of Home Building Bancorp.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006, AND JUNE 30, 2005

Total consolidated assets of the Company grew $11.5 million, or 4.1%, to $288.9 million at March 31, 2006, from $277.4 million at June 30, 2005. This growth occurred as available liquidity along with proceeds from Federal Home Loan Bank advances were used to fund loan and investment activity and redeem maturing deposits.

Cash and cash equivalents, which consist mainly of demand deposits at the Federal Home Loan Bank of Indianapolis (FHLB), decreased $20.2 million to $15.2 million during the nine months ended March 31, 2006. The unusually large balance on June 30, 2005, was attributed to proceeds from a substantial loan sale and securitization shortly before the fiscal year end. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, decreased $675,000 to $284,000.

Investment securities, excluding investment CDs, increased 5.7% to $69.0 million at March 31, 2006, from $65.3 million at June 30, 2005. Bank-qualified municipal securities represented most of the growth during the period. The remainder of the portfolio is composed entirely of mortgage-related securities, federal agency notes, and investment grade asset-backed securities.

Net loans grew to $178.8 million at March 31, 2006, a 15.7% increase from $154.5 million at June 30, 2005, with the consumer loan portfolio experiencing the vast majority of the growth. The consumer loan portfolio increased 31.9% for the nine months ended March 31, 2006, as indirect loan production totaled $41.4 million from which approximately $5.0 million of consumer loans were sold. In addition, $6.4 million of newly originated permanent single family residential mortgage loans, or 65.2% of total production, were sold. Overall, total mortgage loans grew 7.6% with commercial real estate loans representing the majority of the growth. Commercial nonmortgage loans increased 9.7% since the preceding fiscal year end. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

The allowance for loan losses totaled $864,000 at March 31, 2006, a $9,000 increase from nine months earlier. The change was composed of $222,000 in provisions for losses and $213,000 in net charge-offs. The Company’s allowance for loan losses represented 0.48% of total loans at March 31, 2006, compared to 0.55% at June 30, 2005. Relative to nonperforming assets, the allowance for loan losses was reduced to 192.00% at March 31, 2006, from 204.1% at June 30, 2005.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	March 31, 2006 (unaudited)	June 30, 2005

Loans accounted for on a nonaccrual basis	$450,000	$419,000
Accruing loans past due 90 days or more	—	—
Nonperforming loans	$450,000	$419,000
Real estate owned (net)	—	—
Other repossessed assets	—	$45,000
Total nonperforming assets	$450,000	$464,000

Restructured loans	—	—

Total loans delinquent 90 days or more to total loans	0.25%	0.27%
Total loans delinquent 90 days or more to total assets	0.16%	0.15%
Total nonperforming assets to total assets	0.16%	0.17%

Total deposits decreased $12.1 million to $183.6 million at March 31, 2006, from $195.7 million at June 30, 2005. Deposit contraction was the product of a $12.2 million reduction in time deposits, including a $10.1 million net reduction in brokered funds, partly offset by an $81,000 net increase in non-maturity deposit instruments. Borrowings, which increased $27.0 million to $72.0 million at March 31, 2006, consisted entirely of Federal Home Loan Bank (FHLB) products. Despite the higher level of borrowed funds, First Federal believes it has substantial resources to increase its borrowing capacity with the FHLB should the need exist.

At $894,000, escrow balances at March 31, 2006, were 64.0% above the levels nine months earlier due primarily to seasonal variances. Other liabilities, which include accrued expenses and miscellaneous short-term payables, decreased $2.4 million, or 39.1%, during the period. The change was attributed primarily to payables outstanding at June 30, 2005, associated with the loan sale and securitization.

Total stockholders’ equity decreased $1.3 million to $28.6 million at March 31, 2006, from $29.9 million at June 30, 2005. Aside from the $1.2 million of net income, the most significant components of the change in stockholder’s equity included 71,529 shares of First Bancorp common stock repurchased at a total cost of $1.6 million and semiannual cash dividends of $952,000. Also affecting stockholders’ equity were $246,000 in allocations of ESOP shares, $389,000 from the exercise of stock options, and $144,000 of tax benefits from employee benefit plans. Finally, an unrealized loss, adjusted for deferred taxes, of $687,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006, AND 2005

GENERAL. Overall, net income for the quarter ended March 31, 2006, declined 31.4% to $254,000 from $370,000 for the quarter ended March 31, 2005. As a result, the annualized return on average assets decreased to 0.36% for the quarter ended March 31, 2006, from 0.53% for the same quarter last year. Similarly, the return on average equity fell to 3.52% from 4.99% for the comparative quarters. A flattening of the yield curve between the comparative quarters and the resulting narrower interest rate spread was responsible for the lower third fiscal quarter earnings. In addition, greater noninterest revenues more than compensated for a modest increase in noninterest expenses.

NET INTEREST INCOME. A rising cost of funds was primarily responsible for net interest income falling $341,000, or 17.9%, to $1.6 million for the quarter ended March 31, 2006, from $1.9 million for the same period a year earlier. Although the aggregate of loans and investment securities at March 31, 2006, was more than $8 million below the level one year earlier, total interest income increased 5.1% between the comparable third fiscal quarters. However, interest expenses increased 34.5% between the same periods due to rates for deposits and borrowings rising steadily throughout the intervening twelve months. Consequently, the net interest margin declined to 2.47% for the second quarter of fiscal 2006 from 2.97% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $65,000, the provision for loan losses for the quarter ended March 31, 2006, was $5,000 higher than the same quarter in 2005. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $27,000 for the most recent quarter versus $65,000 for the quarter ended March 31, 2005. Despite the lower net charge-offs, provisions were made due to a growing proportion of commercial-purpose loans. In addition, nonperforming loans remained relatively low at just 0.25% of total loans at March 31, 2006. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $501,000 for the quarter ended March 31, 2006, a 39.9% increase from the same period the preceding year. At $54,000, net gains on loan sales was approximately double the same quarter last year due to the bulk sale of $5.0 million of consumer loans. Service charges on deposit accounts increased 13.9% due primarily to fee schedule changes. Other noninterest income for the quarter ended March 31, 2006, was 87.0% above the same quarter last year due mainly to miscellaneous income related to the servicing of sold consumer loans.

NONINTEREST EXPENSE. At $1.7 million for the quarter ended March 31, 2006, total noninterest expense increased only slightly from the same quarter a year ago. Relative to average assets, such expenses were unchanged at 2.35% on an annualized basis. Net occupancy expenses experienced the greatest increase due primarily to repairs and maintenance of facilities, property taxes, and utilities. These expenses were partly offset by lower equipment expenses particularly in the information technology area.

INCOME TAXES. Effective tax rates for the quarters ended March 31, 2006 and 2005 approximated 27.8% and 36.7%, respectively. The variance between the comparable quarters was attributed to investments in bank-qualified municipal securities during the current fiscal year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2006, AND 2005

GENERAL. In December 2005 the Company recognized a substantial gain from the sale of a branch facility. This gain on sale helped offset a net interest margin that has narrowed between the comparable nine month periods. For the most part, greater routine noninterest revenues compensated for higher noninterest expenses.

Overall, net income of $1.16 million was recognized for the first three quarters of both fiscal years 2006 and 2005. Consequently, the annualized returns on average assets and equity of 0.55% and 5.29%, respectively, for the nine months ended March 31, 2006, were comparable to the returns for the comparable period last year.

NET INTEREST INCOME. Compared to the same period a year ago, net interest income for the nine months ended March 31, 2006, declined 13.8% to $4.9 million. Total interest income increased 3.3% between the comparable periods despite a high balance in demand accounts at the beginning of fiscal 2006 attributed to the sale and securitization of $50.8 million of consumer loans that settled in June 2005. However, interest expenses increased 25.6% between the comparable nine-month periods as rates for deposits and borrowings rose steadily over that span. Consequently, the net interest margin declined to 2.58% for the first nine months of fiscal 2006 from 2.96% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $222,000, the provision for loan losses for the nine months ended March 31, 2006, was $48,000 less than the same nine months in fiscal 2005. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $213,000 for the most recent nine months versus $290,000 for the first nine months of fiscal 2005 during which time the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $2.2 million for the nine months ended March 31, 2006, compared to $1.2 million for the same period the preceding year. The most recent nine months included a $686,000 gain from the sale in December 2005 of a branch office facility. Excluding the gain from the branch sale, noninterest income increased 26.3%. Net gains on loan sales declined 22.4% to $129,000 due largely to a reduction in consumer loan sales. Service charges on deposit accounts and ATM/POS-related fees increased 12.8% and 8.6%, respectively, between the comparative nine months periods due primarily to fee schedule changes. Other noninterest income for the nine months ended March 31, 2006, was 72.3% above the same nine months last year due mainly to miscellaneous income related to the servicing of sold consumer loans.

NONINTEREST EXPENSE. At $5.1 million for the nine months ended March 31, 2006, total noninterest expense increased $366,000 from the same nine months a year ago. Relative to average assets, such expenses increased to 2.46% from 2.31% on an annualized basis. Salaries and employee benefits, which increased $174,000 or 6.4%, accounted for the majority of the higher noninterest expenses. However, the first nine months in fiscal 2005 included a $61,000 reduction in the liability, and likewise the expense, associated with the withdrawal from the company’s defined benefit pension plan. Excluding this item, salaries and employee benefits increased 4.1% due primarily to annual pay raises, the establishment in November 2005 of a new First Federal branch in St. Philip, Indiana, the expansion of the commercial lending department, and higher medical insurance costs. These expenses were partially offset by savings realized upon the final vesting in April 2005 of stock awarded pursuant to the First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan. “Other” noninterest expenses increased 14.9% to $1.0 million for the nine months ended March 31, 2006, compared to the same period the preceding year. The increase was distributed among numerous expense categories with the most notable being indirect consumer loan processing expenses.

INCOME TAXES. Effective tax rates for the nine months ended March 31, 2006 and 2005 approximated 32.9% and 37.0%, respectively. The variance between the comparable periods was attributed to investments in bank-qualified municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2006, bank-only cash and cash equivalents totaled $14.8 million, or 5.1% of total assets. First Federal also had marketable securities, including investment CDs, totaling $69.3 million, of which, 78.0% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, and purchase investment securities totaling $10.9 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $40.6 million at March 31, 2006. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $12.4 million remaining available to borrow under its credit arrangement with the FHLB as of March 31, 2006. First Federal also had unpledged collateral sufficient to add another $11.7 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2006, First Federal exceeded its minimum capital requirements as the following table illustrates.

	Actual		Regulatory Minimum Required Capital		Well Capitalized per 12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2006 (unaudited)
Total capital (to risk weighted assets)	$25,272	12.83%	$15,763	8.00%	$19,704	10.00%
Tier I capital (to risk weighted assets)	26,106	12.45	7,881	4.00	11,822	6.00
Tier I capital (to adjusted total assets)	26,106	9.09	11,489	4.00	14,361	5.00

As of June 30, 2005
Total capital (to risk weighted assets)	$25,429	15.01%	$13,554	8.00%	16,492	10.00%
Tier I capital (to risk weighted assets)	26,495	14.59	6,777	4.00	10,165	6.00
Tier I capital (to adjusted total assets)	26,495	9.63	11,000	4.00	13,751	5.00

The Company’s third stock repurchase program was announced September 9, 2005, to acquire up to 80,000 shares, or 5% of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of March 31, 2006, 61,862 shares had been repurchased under the third stock repurchase program leaving 18,138 shares remaining to be purchased.

        The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	0	N/A	N/A	38,558
February 1, 2006 through February 28, 2006	20,135	$22.32	20,135	18,423
March 1, 2006 through March 31, 2006	285	$22.35	285	18,138
Total	20,420	$22.32	20,420

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to earnings at the time losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized it the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R, but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

In March 2006, FASB issued Statement of Financial Accounting Standards 156 (SFAS 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 will be effective for the Company beginning July 1, 2007. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.

We are currently evaluating the effect of the recognition and measurement provisions of SFAS 156, but we currently believe the adoption of SFAS 156 will not result in a material impact on the Company’s results of operations or financial condition.

ITEM 3.
CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See “Liquidity and Capital Resources” in Part I for information regarding stock repurchase activity during the quarter.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.
EXHIBITS.

2.1
Agreement and Plan of Merger, dated April 24, 2006, by and between First Bancorp of Indiana, Inc. and Home Building Bancorp, Inc. (incorporated by reference to the exhibits to the Current Report on Form 8-K filed on April 25, 2006.)

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

32.0	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP OF INDIANA, INC.

Dated: May 15, 2006	By:	/s/ Michael H. Head
Michael H. Head President and Chief Executive Officer (principal executive officer)

Dated: May 15, 2006	By:	/s/ George J. Smith
George J. Smith Treasurer and Chief Financial Officer principal financial and accounting officer)