Form 10KSB
period 2006-06-30
FIRST BANCORP OF INDIANA INC
filed 2006-09-28
CIK 1074543

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-29814

FIRST BANCORP OF INDIANA, INC.
(Name of small business issuer in its charter)

Indiana	35-2061832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5001 Davis Lant Drive, Evansville, Indiana	47715
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (812) 421-4100
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $16,880,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24.3 million based upon the closing price of $20.14 as quoted on the Nasdaq Global Market for August 1, 2006. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

As of September 15, 2006, the issuer had 1,552,643 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-KSB

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

This Annual Report on Form 10-KSB contains certain forward-looking statements that are based on certain assumptions and describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations include, but are not limited to, changes in: interest rates, general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of our loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We do not undertake - and we specifically disclaim any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. DESCRIPTION OF BUSINESS

General

First Bancorp of Indiana, Inc. (“First Bancorp”), headquartered in Evansville, Indiana, is the holding company for First Federal Savings Bank (“First Federal”). First Bancorp’s sole business activity is the ownership of all of First Federal’s capital stock. First Bancorp does not transact any material business other than through its subsidiary, First Federal. First Bancorp is subject to the regulation of the Office of Thrift Supervision (“OTS”) and the Securities and Exchange Commission (“SEC”). The common stock of First Bancorp is listed on the Nasdaq Global Market under the symbol FBEI.

First Federal operates as a community-oriented financial institution. First Federal is regulated by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). First Federal’s deposits have been federally insured by the FDIC since 1934 and are currently insured by the FDIC under the Deposit Insurance Fund. First Federal has been a member of the Federal Home Loan Bank (“FHLB”) System since 1934.

On April 25, 2006, First Bancorp announced that it signed a definitive merger agreement with Home Building Bancorp, Inc. (“Home Building Bancorp”) under which Home Building Bancorp will merge into First Bancorp in a transaction valued at approximately $11.3 million. Home Building Bancorp is the holding company for Home Building Savings Bank, FSB. The transaction will increase First Bancorp’s assets from $294.6 million as of June 30, 2006 to approximately $352.5 million and increase its number of banking offices from eight to ten. Under the terms of the transaction, shareholders of Home Building Bancorp will be entitled to receive either $43.50 in cash or shares of First Bancorp common stock in exchange for each share of Home Building Bancorp common stock.

Market Area and Competition

First Federal conducts its operations through eight offices located in the Evansville, Indiana area. Most of First Federal’s depositors live in the areas surrounding its branches, and most of First Federal’s loans are made to persons in Evansville and the surrounding counties. Evansville is in the southwest corner of Indiana. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area’s largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area’s economy is positive.

First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. At June 30, 2005, which is the most recent date for which data is available from the FDIC, First Federal held 3.74% of the deposits in the Evansville, Indiana - Henderson, Kentucky Metropolitan Statistical Area. First Federal’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources to devote to marketing and technological advancements. While the competition for deposits and the origination of loans could limit First Federal’s future growth, First Federal allocates the resources necessary to maintain what it believes to be a state-of-the-art product line.

Lending Activities

The following table sets forth the composition of First Federal’s loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$78,803	42.0%	$79,725	50.61%	$76,178	45.46%
Construction	2,622	1.40	4,213	2.67	7,863	4.69
Commercial and multi-family	19,536	10.41	10,151	6.44	4,540	2.71
Total mortgage loans	100,961	53.81	94,089	59.72	88,581	52.86
Consumer lines of credit	5,540	2.95	5,992	3.80	5,358	3.20
Savings account loans	168	0.09	129	0.08	157	0.09
Commercial business loans	9,025	4.81	7,587	4.82	5,467	3.26
Consumer loans	71,930	38.34	49,741	31.58	68,003	40.59
Total loans	187,624	100.00%	157,538	100.00%	167,566	100.00%

Less:
Undisbursed loan funds	232		2,012		3,731
Net deferred loan fees	(196)		125		70
Allowance for loan losses	836		855		1,078

Net loans	$186,752		$154,546		$162,687

	At June 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$65,716	46.77%	$67,160	55.80%
Construction	6,131	4.36	2,959	2.46
Commercial and multi-family	2,897	2.06	4,384	3.64
Total mortgage loans	74,744	53.19	74,503	61.90
Consumer lines of credit	4,358	3.10	4,462	3.71
Savings account loans	170	0.12	181	0.15
Commercial business loans	7,519	5.35	5,064	4.21
Consumer loans	53,721	38.24	36,138	30.03
Total loans	140,512	100.00%	120,348	100.00%

Less:
Undisbursed loan funds	4,224		1,369
Net deferred loan fees	165		214
Allowance for loan losses	1,101		831

Net loans	$135,022		$117,934

The following table sets forth certain information at June 30, 2006 regarding the dollar amount of loans maturing in First Federal’s portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

	Amount Due
	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Mortgage loans:
One- to four-family	$7,802	$12,304	$10,069	$17,558	$31,070	$78,803
Construction	1,104	920	13	41	544	2,622
Commercial and multi-family	3,656	6,883	6,586	2,010	401	19,536
Consumer lines of credit	254	645	785	800	3,056	5,540
Savings account loans	168	-	-	-	-	168
Commercial business loans	4,584	2,823	1,407	211	-	9,025
Consumer loans	18,412	33,992	19,512	14	-	71,930
Total	$35,980	$57,567	$38,372	$20,634	$35,071	$187,624

The following table sets forth, as of June 30, 2006, the dollar amount of all loans due or repricing after June 30, 2007, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rate
	(In thousands)
Mortgage loans:
One- to four-family	$62,719	$8,282
Construction	1,158	360
Commercial and multi-family	14,630	1,250
Consumer lines of credit	21	5,265
Savings account loans	-	-
Commercial business loans	4,265	176
Consumer loans	53,490	28
Total	$136,283	$15,361

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

Residential Real Estate Loans. First Federal offers a variety of fixed and adjustable-rate mortgage loan products. The loan fees charged, interest rates and other provisions of First Federal’s mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions. Generally, loans originated by First Federal conform to Fannie Mae underwriting standards. First Federal’s fixed-rate loans typically have maturities of 15 to 30 years; increases in rates has caused 30 years to be the largest percentage of originations. First Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. First Federal’s adjustable-rate mortgage (“ARM”) loans are typically based on a 30-year amortization schedule. Interest rates and payments on First Federal’s ARM loans generally are adjusted annually after a specified period ranging from one to ten years to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury index. First Federal may offer ARM loans with initial rates below those which would prevail under the foregoing computation, determined by First Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on First Federal’s ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after three or more years. First Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by First Federal, including the index for interest rates, may vary from time to time. First Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving First Federal’s return on equity objectives by limiting the duration of the initial rate concession.

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

The retention of ARM loans in First Federal’s loan portfolio helps reduce First Federal’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by First Federal may provide, as a marketing incentive, for initial rates of interest below the rates that would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow First Federal to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on ARM loans will be sufficient to offset increases in First Federal’s cost of funds.

While fixed-rate, single-family residential real estate loans are normally originated with 15- to 30-year terms, and First Federal may permit its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in First Federal’s loan portfolio contain due-on-sale clauses providing that First Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. First Federal enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal’s residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal’s construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2006, First Federal had three outstanding construction loans to builders totaling $674,000. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2006, First Federal had two such loans outstanding for $40,000. In addition, First Federal occasionally finances the development of residential building lots. These may be either fixed- or adjustable-rate loans. At June 30, 2006, there were three such loans with outstanding balances totaling $886,000. First Federal occasionally finances the purchase of commercial building lots, but there were no such loans at June 30, 2006.

Construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, First Federal may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder’s ability to sell the property prior to the time that the construction loan is due.

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

Commercial and Multi-Family Real Estate Loans. First Federal has steadily increased its levels of commercial and multi-family real estate loans. The maximum loan-to-value ratio for a commercial or multi-family real estate loan is 75%. The maximum term for a commercial or multi-family real estate loan is generally 15 years and the maximum exposure to a single borrower generally is $2.5 million.

Loans secured by commercial and multi-family real estate generally are larger and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. First Federal seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The properties securing First Federal’s commercial and multi-family real estate loans are inspected by First Federal’s lending personnel before the loan is made. First Federal also obtains appraisals on each property in accordance with applicable regulations.

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

In making commercial business loans, First Federal considers a number of factors, including the financial condition of the borrower, the nature of the borrower’s business, economic conditions affecting the borrower, First Federal’s market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans are generally secured by a variety of collateral, including equipment, inventory and accounts receivable and supported by personal guarantees.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan at least annually.

Consumer and Other Loans. First Federal originates unsecured consumer loans and consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 72 months and the rate on such loans is fixed for the term of the loan.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as First Federal, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

First Federal originates automobile loans through approximately 72 automobile dealers in southern Indiana, Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through “Origenate,” an automated underwriting program by First American Credit Management Solutions, Inc. Applications processed through “Origenate” receive a score which, along with other underwriting criteria, determines if the application will be approved, denied or approved at an increased interest rate or on other terms.

During the year ended June 30, 2006, First Federal originated $57.3 million in automobile loans. At June 30, 2006, indirect automobile loans constituted 36.8% of total loans.

First Federal believes that it benefits from the higher yields earned on consumer loans and that the shorter duration of consumer loans improves First Federal’s interest rate risk position. However, consumer loans tend to have a higher rate of default than mortgage loans and full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile.

First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2006, First Federal had $5.5 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $10.3 million. Most of these loans are made to existing customers. First Federal’s home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal’s home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

First Federal makes savings account loans for up to 90% of the depositor’s account balance. The interest rate is normally 2.0% or 3.0% above the rate paid on the deposit account, depending on the type of account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable on demand, although interest must be paid every six months.

Loan Solicitation and Processing. Mortgage loan applicants come to First Federal through its marketing efforts, through direct solicitation by First Federal’s loan officers and by referrals from realtors and past and present customers. All types of loans may be originated and closed in any of First Federal’s offices. Mortgage loans are serviced from First Federal’s main office.

Loans can be approved by various employees and the Board of Directors on a scale which requires approval by individuals or groups of individuals with progressively higher levels of responsibility as the loan amount increases.

Loan Originations, Sales and Purchases. In an effort to manage its interest rate risk position, First Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. The sale of loans in the secondary mortgage market reduces First Federal’s risk that the interest rates paid to depositors will increase while First Federal holds long-term, fixed-rate loans in its portfolio. It also allows First Federal to continue to fund loans when savings flows decline or funds are not otherwise available. First Federal generally sells loans without recourse to Fannie Mae with servicing retained. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale.

As of June 30, 2006, First Federal serviced sold pools of consumer loans with balances totaling $11.0 million to institutional investors. These pools, consisting of indirect automobile loans, were sold with servicing retained, thus allowing First Federal to earn a servicing fee. Of the current sold loan total, $1.4 million were participations sold without recourse, whereby First Federal retains 10% of the loan balance and earns a set servicing fee on the portion sold. The remaining loans were sold with recourse. For the loans sold with recourse, First Federal typically earns a servicing fee approximating the contract interest rate net of a pass-through interest rate and loan losses. In fiscal 2005, First Federal repurchased a $6.9 million pool of automobile loan participations after the investor determined it was unable to hold the loans due to regulatory restrictions. No pools were repurchased in fiscal 2006.

In June 2005, First Federal completed a securitization of automobile installment loans. The transaction involved the sale of approximately $50.8 million of receivables for which First Federal continues to provide servicing.

In the past, First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. Except for the aforementioned repurchase or in conjunction with branch acquisitions in November 2000, First Federal has not purchased any loans or loan participations in many years.

At June 30, 2006, First Federal was servicing mortgage loans for others (Fannie Mae) amounting to approximately $37.5 million. First Federal also serviced consumer loans for others totaling $40.6 million. Servicing loans for others generally consists of collecting payments, disbursing payments to investors, processing default actions, and, in the case of mortgage loans, maintaining escrow accounts. The retained servicing interest in the sold consumer loans is accounted for in accordance with SFAS No. 140.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Loans originated:
Mortgage loans:
One- to four-family	$20,984	$22,555	$36,757
Construction	6,337	9,061	11,456
Commercial and multi-family	13,862	7,815	2,384
Consumer lines of credit	4,122	5,311	4,616
Savings account loans	311	160	277
Commercial business loans	13,984	5,422	2,844
Consumer loans	56,738	67,756	75,404
Total loans originated	116,338	118,080	133,738

Loans purchased	-	6,949	-

Loans sold	(13,499)	(13,920)	(40,776)

Loans securitized	-	(50,793)	-
Loan principal repayments	(70,751)	(65,871)	(60,859)
Increase (decrease) in other items, net	118	(2,586)	(4,438)

Net increase (decrease) in loans receivable	$32,206	$(8,141)	$27,665

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

When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, First Federal institutes collection procedures. In most cases, delinquencies are cured promptly; however, if, by the 45th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 10 days and of First Federal’s intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, First Federal either obtains a judgment in small claims court or takes action to repossess the collateral.

Loans are placed on nonaccrual status when they become 90 days past due. Although nonaccrual loans generally are returned to accrual status when they become less than 90 days past due, restructured loans remain on nonaccrual status pending establishment of a satisfactory six month payment history.

The following table sets forth information with respect to First Federal’s nonperforming assets and troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$757	$408	$305	$388	$292
Accruing loans past due 90 days or more	-	-	-	-	-
Nonperforming loans	757	408	305	388	292
Real estate owned (net)	63	-	-	-	-
Other repossessed assets	5	45	43	29	17
Total nonperforming assets	825	453	348	417	309

Troubled debt restructurings	608	670	624	-	-
Troubled debt restructurings and total nonperforming assets	$1,433	$1,123	$972	$417	$309

Total loans delinquent 90 days or more to net loans	0.40%	0.26%	0.19%	0.28%	0.25%
Total loans delinquent 90 days or more to total assets	0.26%	0.15%	0.12%	0.21%	0.16%
Total nonperforming assets and troubled debt restructurings to total assets	0.49%	0.16%	0.13%	0.22%	0.17%

Other than disclosed in the above table, there are no other loans at June 30, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Interest income that would have been recorded for the year ended June 30, 2006 had nonaccruing loans been current according to their original terms amounted to $29,000. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2006.

Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2006, First Federal owned one such property.

Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

First Federal reviews and classifies its assets on a monthly basis. At June 30, 2006, First Federal classified as substandard $1.6 million of loans and no other assets. Assets classified as doubtful totaled $0 as of that date, and $54,000 of loans were classified loss. At such date First Federal had loans aggregating $621,000 designated as special mention.  First Federal had no impaired loans at June 30, 2006 or 2005.

Allowance for Loan Losses. In originating loans, First Federal recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses: all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to First Federal’s income. The provision for loan losses is based on management’s periodic evaluation of First Federal’s past loan loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding and the probability of collecting all amounts due.

At June 30, 2006, First Federal had an allowance for loan losses of $836,000, which represented 0.45% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal’s regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

The following table sets forth an analysis of First Federal’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$855	$1,078	$1,101	$831	$661

Provision for loan losses	362	360	360	563	404

Loans transferred to held-for-sale	-	(254)	(134)	-	-

Recoveries	96	89	39	14	6
Charge-offs	(477)	(418)	(288)	(307)	(240)
Net charge-offs	(381)	(329)	(249)	(293)	(234)
Allowance at end of period	$836	$855	$1,078	$1,101	$831

Ratio of allowance to total loans outstanding at the end of the period	0.45%	0.55%	0.66%	0.81%	0.70%

Ratio of net charge-offs to average loans outstanding during the period	0.22%	0.18%	0.17%	0.24%	0.21%

Allowance for loan losses to nonperforming loans	110.44%	209.56%	353.44%	284.50%	284.59%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans	$336	43.40%	$374	53.28%	$374	50.15%
Consumer and other loans	301	41.38	281	35.46	504	43.88
Commercial loans	199	15.22	200	11.26	200	5.97
Unallocated	-	N/A	-	N/A	-	N/A

Total allowance for loan losses	$836	100.00%	$855	100.00%	$1,078	100.00%

	At June 30,
	2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans	$419	51.13%	$398	58.26%
Consumer and other loans	532	41.46	363	33.89
Commercial loans	150	7.41	70	7.85
Unallocated	-	N/A	-	N/A

Total allowance for loan losses	$1,101	100.00%	$831	100.00%

Investment Activities

First Federal is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Indianapolis, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like First Federal are also required to maintain an investment in FHLB stock.

First Federal must categorize its investments as “held to maturity,” “trading” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if First Federal has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading.” Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. First Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading” are classified as “available for sale.” Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

First Federal’s management determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Investments are made following certain considerations, which include First Federal’s liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on First Federal’s credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Board of Directors ratifies all investment purchases at its first meeting subsequent to the transactions.

First Federal purchases investments to provide necessary liquidity for day-to-day operations and to manage First Federal’s interest rate risk and overall credit risk profile. In addition, First Federal may, from time to time, purchase investment securities using wholesale funds in a strategy of leveraging First Federal’s strong capital position to generate additional net interest income. First Federal has limited its purchases under these leveraging strategies to mortgage-backed securities, federal agency debt securities and highly-rated municipal securities.

First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Of First Federal’s $36.6 million mortgage-backed securities portfolio at June 30, 2006, $2.1 million had contractual maturities within ten years and $34.5 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal’s mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

A portion of First Federal’s investment portfolio may from time to time consist of corporate securities and commercial paper. First Federal’s investment policy requires that such investments have one of the two highest ratings by a nationally recognized rating agency such as Standard & Poor’s or Moody’s. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of First Federal’s investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of the issuer’s business.

The following table sets forth First Bancorp’s investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
Available for sale:
U.S. Government agency obligations	$18,594	$10,634	$9,664
Corporate obligations	4,496	2,000	-
Mortgage-backed securities	33,038	45,645	56,449
Total available for sale	56,128	58,279	66,113

Held to maturity:
Collateralized auto receivable	881	836	-
Municipal bonds	10,105	350	-
Mortgage-backed securities	3,607	5,854	9,396
Total held to maturity	14,593	7,040	9,396
Total	$70,721	$65,319	$75,509

At June 30, 2006, First Bancorp did not have any investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of its equity at June 30, 2006.

The following table sets forth the maturities and weighted average yields of the securities, federal agency debt securities and highly-rated municipal securities in First Bancorp’s investment securities portfolio at June 30, 2006. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agency obligations	$—	—%	$—	—%	$11,328	4.68%	$7,266	5.83%
Corporate obligations	—	—	478	5.31	—	—	4,018	6.27
Mortgage-backed securities	—	—	31	6.87	724	3.75	32,283	4.37
Total available for sale	—	—	509	5.40	12,052	4.62	43,567	4.79

Held to maturity:
Collateralized auto obligation	—	—	881	5.25	—	—	—	—
Municipal bonds	—	—	—	—	—	—	10,105	6.17
Mortgage-backed securities	—	—	743	5.29	634	6.15	2,230	6.20
Total held to maturity	—	—	1,624	5.27	634	6.15	12,335	6.18
Total	$—	—%	$2,133	5.30%	$12,686	4.70%	$55,902	5.10%

The following table sets forth the carrying value of investment securities which have fixed interest rates and have floating or adjustable interest rates.

	At June 30, 2006
	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Available for sale:
U.S. Government agency obligations	$18,594	$—
Corporate obligations	—	4,496
Mortgage-backed securities	10,097	22,941
Total available for sale	$28,691	$27,437
Held to maturity:
Collateralized auto obligations	881	—
Municipal bonds	10,105	—
Mortgage-backed securities	1,804	1,803
Total held to maturity	$12,790	$1,803
Total investment securities	$41,481	$29,240

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of First Federal’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from FHLB-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal had no other borrowing arrangements at June 30, 2006.

Deposit Accounts. Deposits are attracted from within First Federal’s market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, commercial checking accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, First Federal considers current market interest rates, profitability to First Federal, matching deposit and loan products and its customer preferences and concerns. First Federal generally reviews its deposit mix and pricing weekly. In recent years, First Federal has offered some of the highest deposit rates in its market area in order to compete with larger financial institutions that provide a wider range of products and services. As a means of attracting lower cost funding, First Federal has expanded its demand account programs to include internet banking with online bill pay to all personal and small business customers. First Federal also offers a comprehensive online business banking and cash management product for commercial customers.

In addition, First Federal solicits certificates of deposits through several brokers. The brokered certificates of deposit do not permit early withdrawal and are priced comparably to FHLB advances. Furthermore, the use of brokered certificates of deposit, which may not be offered within the state of Indiana by agreement with the brokers, enables management to target precisely specific terms without impacting the local rate market.

The following table indicates the amount of First Federal’s jumbo and brokered certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit represent minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$19,898
Over three through six months	16,578
Over six through twelve months	19,275
Over twelve months	26,951
Total	$82,702

The following table sets forth the certificates of deposits in First Federal classified by rates at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
0.00 - 1.99%	$155	$15,303	$37,506
2.00 - 2.99%	23,098	86,641	68,423
3.00 - 3.99%	39,528	33,870	18,810
4.00 - 4.99%	58,745	3,385	5,867
5.00 - 5.99%	10,490	1,434	4,909
6.00 - 6.99%	—	150	375
7.00 - 7.99%	—	-	22
Total	$132,016	$140,783	$135,912

The following table sets forth the amount and maturities of time deposits at June 30, 2006.

	Amount Due
	Less Than One Year	One - Two Years	Two - Three Years	Three - Four Years	After Four Years
	(In thousands)
0.00 - 1.99%	$51	$104	$—	$—	$—
2.00 - 2.99%	22,273	456	343	18	8
3.00 - 3.99%	24,401	12,858	832	1,098	339
4.00 - 4.99%	33,726	16,706	7,138	245	930
5.00 - 5.99%	8,059	2,261	18	—	152
Total	$88,510	$32,385	$8,331	$1,361	$1,429

The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

	At June 30,
	2006			2005			2004
	Amount	Percent of Total	Increase/ Decrease	Amount	Percent of Total	Increase/ Decrease	Amount	Percent of Total	Increase/ Decrease
	(Dollars in thousands)
Demand deposits	$35,071	18.52%	$2,127	$32,944	16.83%	$(803)	$33,747	18.46%	$1,134
Savings deposits	22,254	11.75	248	22,006	11.24	8,925	13,081	7.16	707
Certificates which mature:
Within 1 year	88,510	46.76	(3,540)	92,050	47.03	40,705	51,345	28.10	11,949
After 1 year, but within 2 years	32,385	17.10	(2,776)	35,161	17.96	(22,419)	57,580	31.51	34,705
After 2 years, but within 5 years	10,606	5.60	(2,271)	12,877	6.58	(13,338)	26,215	14.35	18,316
Certificates maturing thereafter	515	0.27	(180)	695	0.36	(77)	772	0.42	38
Total	$189,341	100.00%	$(6,392)	$195,733	100.00%	$12,993	$182,740	100.00%	$66,849

The following table sets forth the deposit activities of First Federal for the periods indicated.

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$195,733	$182,740	$115,891
Net increase (decrease) before interest credited	(8,681)	11,236	65,272
Interest credited	2,289	1,757	1,577
Net increase (decrease) in deposits	(6,392)	12,993	66,849
Ending balance	$189,341	$195,733	$182,740

Borrowings. First Federal has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2006, First Federal had remaining borrowing capacity of $9.5 million based on available collateral.

The following table sets forth certain information regarding First Federal’s use of FHLB advances during the periods indicated.

	Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance at any month end	$76,000	$57,000	$49,667
Average balance	64,526	45,342	44,354
Period end balance	73,000	45,000	48,167
Weighted average interest rate:
At end of period	4.25%	4.02%	3.29%
During the period	4.21%	3.80%	4.12%

Personnel

As of June 30, 2006, First Federal had 75 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

First Bancorp’s sole subsidiary is First Federal. First Federal has one active subsidiary, FFSL Service Corporation, Inc. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2006, First Federal’s equity investment in its subsidiary was in compliance with these limitations. First Federal used the service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generated low-income housing credits of approximately $73,000 per year over ten years, with the last of the credits claimed in 2004. During fiscal 2005, the service corporation sold its minority interest in a local title company. First Federal has one inactive subsidiary, FFSB Financial Corporation.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, First Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the FHLB and, with respect to deposit insurance, of the SAIF managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS conducts periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Bancorp.

Holding Company Regulation

First Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings association subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by First Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, First Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Acquisition of First Bancorp. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of First Bancorp’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of First Bancorp. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances, including where an institution has a high degree of exposure to interest rate risk or is experiencing growth that presents supervisory problems. At June 30, 2006, First Federal met each of its capital requirements.

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator with specified time frames for an institution within specified time frames that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.  The Federal Deposit Insurance Reform Act of 2005 (the “Act”), enacted on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by First Federal.

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

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2006, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including First Bancorp and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Bancorp to its executive officers and directors. However, that act contains a specific exception for loans by First Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2006 of $4.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, First Federal’s net interest income would likely also be reduced. There is also no assurance that the value of the FHLB stock held by First Federal will not decrease as a result of legislation or other causes.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2006 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34.0%.

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

Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as “small banks” (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the “residential loan requirement” is satisfied.

Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with First Federal’s 1996 taxable year, in which First Federal originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by First Federal during its six taxable years preceding its current taxable year.

Distributions. If First Federal makes “non-dividend distributions” to First Bancorp, such distributions will be considered to have been made from First Federal’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from First Federal’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in First Federal’s income. Non-dividend distributions include distributions in excess of First Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal’s current or accumulated earnings and profits will not be so included in its income.

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

State Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. First Federal’s state franchise tax returns have not been audited for the past five tax years.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of First Bancorp.

Name	Age (1)	Position
Michael H. Head	48	President and Chief Executive Officer
Kirby W. King	52	Vice President
George J. Smith	50	Treasurer and Chief Financial Officer

(1) As of June 30, 2006

The following table sets forth certain information regarding the executive officers of First Federal.

Name	Age (1)	Position
Michael H. Head	48	President and Chief Executive Officer
Kirby W. King	52	Executive Vice President and Chief Operating Officer
George J. Smith	50	Executive Vice President and Chief Financial Officer
Monica L. Stinchfield	50	Senior Vice President
Dale Holt	52	Senior Vice President
Burt King	60	Senior Vice President
Richard S. Witte	53	Senior Vice President

(1)	As of June 30, 2006

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

Dale Holt joined First Federal in January 1999 as Vice President-Consumer Lending and was named Senior Vice President-Consumer Lending in October 2000. He was previously employed by United Fidelity Bank as Vice President.

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

ITEM 2. DESCRIPTION OF PROPERTY

First Federal currently conducts its business through its eight full service banking offices, including its main banking office, all of which it owns. First Federal has seven offices in Evansville, Indiana and one office in Newburgh, Indiana.

ITEM 3. LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits involving First Federal, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which First Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal’s business. The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to First Bancorp’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES

First Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 337 stockholders of record as of July 31, 2006. This number does not reflect stockholders who hold their shares in “street name.” The following table sets forth the high and low sale price of First Bancorp’s common stock as of the close of market and dividends paid in each of the fiscal quarter’s in the years ended June 30, 2006 and 2005.

	High	Low	Dividends
Fiscal 2005:
First Quarter	$21.03	$19.30	$0.29
Second Quarter	20.85	19.30	—
Third Quarter	21.15	19.16	0.30
Fourth Quarter	21.05	18.90	—
Fiscal 2006:
First Quarter	$22.45	$19.77	$0.30
Second Quarter	22.50	20.90	—
Third Quarter	22.58	20.50	0.30
Fourth Quarter	21.50	18.28	—

The following table reports information regarding stock repurchases of First Bancorp’s common stock during the fourth quarter of 2006 and the stock repurchase plans approved by its Board of Directors.

Period	Total number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs(1)(2)

April 1, 2006 through April 30, 2006	-	$	N/A	N/A	18,138
May 1, 2006 through May 31, 2006	3,980		20.05	3,980	14,158
June 1, 2006 through June 30, 2006	400		19.80	400	13,758
Total	4,380		$20.02	4,380

(1)	On September 9, 2005, First Bancorp announced the adoption of its third stock repurchase program to acquire up to 80,000, or 5%, of First Bancorp’s outstanding shares of common stock.

(2)	No repurchase plan or program has expired or been terminated during the fourth quarter of 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of First Bancorp. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Overview

Income. First Bancorp generates two sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income - which is the income that First Bancorp earns on is loans and investments - and interest expense - which is the interest that First Bancorp pays on its deposits and borrowings.

First Bancorp’s second source of pre-tax income is noninterest income. This includes fee income (the compensation First Bancorp receives from providing products and services) and gains on the sale of loans. Most of First Bancorp’s fee income comes from service charges and overdraft fees. Other items of noninterest income include the increase in the cash surrender value of life insurance polices.

First Bancorp may occasionally recognize a gain or loss as a result of the sale of investment securities or foreclosed real estate. These gains and losses are not a regular part of First Bancorp’s income.

Expenses. The expenses First Bancorp incurs in operating its business consist of salaries and employee benefits, occupancy and equipment expenses, deposit insurance premiums, data processing fees and other miscellaneous expenses.

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

Operating Strategy

First Federal’s strategy is to operate as an independent, community-oriented financial institution dedicated to meeting the credit and deposit needs of consumers and small businesses in its market area. First Federal’s operating philosophy has been to be conservative with respect to its underwriting standards and maintain a high level of asset quality, while generating profits, remaining well capitalized and providing a high level of customer service. First Federal’s current business strategy includes an emphasis on building its mortgage loan, consumer loan, commercial loan and loan servicing portfolios. First Federal also intends to maintain a substantial investment portfolio consisting primarily of federal agency and investment grade mortgage-backed securities. In addition, First Federal continues to seek business and personal deposit growth from within the communities it serves.

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

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Total consolidated assets grew $17.2 million, or 6.2%, to $294.6 million at June 30, 2006, from $277.4 million at June 30, 2005. Loans constituted the vast majority of the growth. Advances from the Federal Home Loan Bank of Indianapolis (FHLB) and liquid assets from a large loan sale and securitization at the 2005 fiscal year end combined to fund the loan growth.

Cash and cash equivalents, which are composed chiefly of demand deposits in correspondent banks, including the FHLB, were reduced $25.6 million to $9.7 million at June 30, 2006, from $35.3 million at June 30, 2005. The large balance at June 30, 2005, resulted from the sale and securitization of approximately $50.8 million of automobile installment contracts. The total of investment securities and certificates of deposit in other financial institutions increased $ 4.7 million to $71.0 million at June 30, 2006, from $66.3 million at the preceding fiscal year end. Bank-qualified municipal securities accounted for most of the growth during the period. The remainder of the portfolio is composed entirely of mortgage-related securities, federal agency notes, and investment grade asset-backed securities.

Net loans grew to $186.8 million at June 30, 2006, a 20.9% increase from $154.5 million at June 30, 2005, with the consumer loan portfolio experiencing the vast majority of the growth. The consumer loan portfolio increased 44.6% in fiscal 2006, as indirect loan production totaled $55.4 million of which approximately $5.0 million were sold. In addition, $7.9 million of permanent, owner-occupied first mortgage loans, or 63.2% of total production, were sold. Overall, closed-end mortgage loans grew 7.3% with commercial real estate loans representing the majority of the growth. Commercial nonmortgage loans increased 19.0% since the preceding fiscal year end. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

At $836,000, the allowance for loan losses at June 30, 2006, decreased $19,000 from the preceding fiscal year end. The change was composed of $362,000 in provisions for losses and $381,000 in net charge-offs. Relative to total loans, the allowance for loan losses was reduced to 0.45% at the end of fiscal 2006 from 0.55% a year earlier. At the same time, nonperforming loans increased to 0.40% of total loans at June 30, 2006, from 0.27% of total loans at June 30, 2005. The ratio of the allowance for loan losses to total nonperforming loans was 110.4% at June 30, 2006, compared to 204.1% at June 30, 2005.

Premises and equipment increased to $8.5 million as of June 30, 2006, from $3.9 million a year earlier. The change relates primarily to the construction of a new administrative office and banking center that was placed into service in April 2006. Excluding land acquisition costs of just over $1.0 million that were included in the fixed assets balance at June 30, 2005, the cost to construct and furnish this new facility was approximately $4.9 million. In addition, a de novo bank branch was constructed in St. Philip, a community on the far west side of the Evansville metropolitan area. Fixed costs for this branch, which was opened in November 2005, totaled $580,000. These new facilities were partly offset by the sale of a former branch building located in close proximity to the new administrative office and banking center.

Federal Home Loan Bank stock increased to $4.0 million at June 30, 2006, from $3.3 million a year earlier. The greater use of FHLB credit products during this past fiscal year mandated the increased stock level.

Total deposits decreased $6.4 million, or 3.3%, to $189.3 million at June 30, 2006, from $195.7 million at June 30, 2005. This change consisted of an $8.8 million net outflow of certificate accounts, which included $7.5 million of brokered funds, plus $2.4 million of aggregate growth in demand and savings accounts. At June 30, 2006, brokered deposits totaled $59.8 million. Due to their favorable terms relative to other wholesale funding sources, FHLB advances increased $28.0 million in fiscal 2006.

Other liabilities were reduced 44.3% over the past twelve months to $3.4 million at June 30, 2006. The reduction was attributed primarily to the initial distribution in July 2005 of principal and interest payments on securitized loans.

Total stockholders' equity decreased $1.7 million to $28.2 million at June 30, 2006, from $29.9 million at June 30, 2005. Notwithstanding First Bancorp's $1.3 million of net income, the largest components of the change were the $952,000 of semiannual dividends paid in fiscal 2006, the reacquisition of 75,909 shares of First Bancorp stock at a total cost of $1.7 million, and an unrealized loss, adjusted for deferred taxes, of $1.4 million on the portfolio of available-for-sale securities. During the same period First Bancorp reissued 33,028 shares on the exercise of options at an average strike price of $13.91 per share. Also, the allocation of ESOP shares and the tax benefit associated with employee benefit plans of added $322,000 and $144,000, respectively, to stockholders' equity.

Comparison of Operating Results for the Years Ended June 30, 2006 and 2005

General. At $1.3 million, net income for the year ended June 30, 2006, declined $192,000 from the $1.5 million recognized in the year ended June 30, 2005. The lower earnings resulted from a narrowing of the net interest margin that was only partially offset by a gain on the sale of a branch facility and greater routine noninterest revenues. In addition, noninterest expenses were moderately higher in fiscal 2006. Consequently, the return on average assets decreased to 0.48% for fiscal 2006 compared to 0.55% the preceding year. Similarly, the return on average equity declined to 4.62% for fiscal 2006 from 5.19% in fiscal 2005.

Net Interest Income. The Company generated net interest income of $6.6 million in the year ended June 30, 2006, a decrease of $1.1 million, or 14.5%, from the year ended June 30, 2005.

Total interest income increased $528,000 to $14.2 million for the year ended June 30, 2006, as the yield on earning assets improved 27 basis points to 5.56%. Despite the sale and securitization of $50.8 million of automobile loans just before the end of fiscal 2005, net loans outstanding averaged $174.3 million with an average yield of 6.10% in fiscal 2006 compared to an average balance of $180.3 million and an average yield of 5.84% in fiscal 2005. Consumer and commercial loan demand was steady throughout the year. Additionally, the yield on the investment securities portfolio improved to 4.44% for fiscal 2006 from 4.13% in fiscal 2005 on average balances of $71.8 million and $70.5 million, respectively.

At $7.6 million, total interest expense in fiscal 2006 was 27.4% greater than in the fiscal year ended June 30, 2005 as rates for deposits and borrowings rose steadily over the past two years. Deposits averaged $183.7 million in fiscal 2006 compared to $198.7 million in fiscal 2005, and the average cost of those deposits increased to 2.67% from 2.10% for the respective periods. In addition, the average cost of FHLB advances increased to 4.21% on an average balance of $64.5 million during fiscal 2006 from 3.80% on a $45.3 million average balance the preceding fiscal year.

Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. First Bancorp recorded $362,000 of provisions for loan losses in the year ended June 30, 2006, compared to $106,000 the preceding year. The prior year’s provision was net of a $254,000 reduction in allowances associated with the automobile loans sold in the securitization transaction. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $381,000 for the most recent fiscal year versus $329,000 in fiscal 2005 during which time the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Nonperforming loans represented just 0.40% of total loans at June 30, 2006, compared to 0.27% a year earlier. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

Noninterest Income. Noninterest income totaled $2.7 million for the twelve months ended June 30, 2006, compared to $1.4 million for the same period the preceding year. The most recent fiscal year included a $686,000 gain from the sale in December 2005 of a branch office facility. The fiscal 2005 total included a $160,000 loss from the securitization transaction. Excluding the gain from the branch sale and the securitization loss, noninterest income increased 24.1% due largely to numerous income items related to the servicing of sold consumer loans. In addition, service charges on deposit accounts increased 14.8% between the comparative fiscal years due primarily to fee schedule changes.

Noninterest Expense.  Total noninterest expense increased 4.9% to $6.9 million for the year ended June 30, 2006. At $3.8 million, salaries and employee benefits in fiscal 2006 were slightly below the preceding year’s total as routine pay increases, personnel additions, and higher medical insurance costs were offset by the savings realized upon the final vesting of stock awards in April 2005. In addition, the first nine months in fiscal 2005 included a $61,000 reduction in the liability, and likewise the expense, associated with the withdrawal from the company’s defined benefit pension plan. Net occupancy expenses, which increased 56.6% in fiscal 2006, were the largest contributor to the higher noninterest expenses. The new administrative office and banking center that was placed in service in April 2006 along with the new St. Philip branch were responsible for the higher occupancy expenses. Equipment expenses were reduced 11.1% between the comparative fiscal years due to a $48,000 decrease in software licensing expenses. Increased legal and audit-related fees triggered the higher professional fees. Advertising expenses rose 23.5% due to the Company’s coordinated media campaign to promote brand awareness. Other noninterest expenses increased 11.9% with the increase distributed among numerous expense categories, the most notable being indirect consumer loan processing expenses.

Income Tax Expense. First Bancorp reported a $621,000 income tax expense for the fiscal year ended June 30, 2006, compared to a $897,000 tax expenses in fiscal 2005. Effective tax rates for the comparative years were 31.7% and 36.9%, respectively, with the rate reduction attributed to investments in bank-qualified municipal securities.

Comparison of Operating Results for the Years Ended June 30, 2005 and 2004

General. At $1.5 million, net income for the year ended June 30, 2005, increased $1.2 million from the $305,000 recognized in the year ended June 30, 2004. The greater earnings resulted from enhanced net interest income and substantially lower noninterest expenses. This latter category was attributed to the recognition in fiscal 2004 of costs associated with the withdrawal from First Federal’s defined benefit pension plan. Conversely, noninterest income declined moderately between the comparative years. The return on average assets increased to 0.55% for fiscal 2005 compared to 0.14% the preceding year. Similarly, the return on average equity improved to 5.19% for fiscal 2005 from 1.01% in fiscal 2004.

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

Provision for Loan Losses. The provision for loan losses is intended to maintain an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. First Bancorp recorded $106,000 of provisions for loan losses in the twelve months ended June 30, 2005, compared to $226,000 the preceding year. The lower provision was attributed in part to a $254,000 reduction in allowances associated with the automobile loans transferred to held-for-sale and subsequently sold in the securitization transaction.

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

Noninterest Income. At $1.4 million, noninterest income for the year ended June 30, 2005, was 26.3% below the $1.9 million posted in fiscal 2004. The decline was attributed primarily to income on consumer loan sales. Aside from the securitization transaction, only a single bulk sale was completed during the most recent fiscal year. For the year ended June 30, 2005, a loss of $72,000 was recognized from consumer loan sales compared to a $482,000 gain the prior year. The fiscal 2005 total included a $160,000 loss associated with the securitization transaction excluding the aforementioned reduction in allowances. For the year ended June 30, 2005, First Bancorp sold $5.5 million of single-family residential mortgage loans at a gain of $112,000 compared to $8.3 million of sales at a $154,000 gain in fiscal 2004. The cash surrender value of bank-owned life insurance added $211,000 in fiscal 2005 compared to $224,000 the preceding year. Service charges on deposit accounts plus pass-through fees related to ATM and POS processing increased moderately in fiscal 2005 due to fee schedule changes. Fees for servicing loans, the largest component of other noninterest income, increased approximately 21.0% to $409,000 for the year ended June 30, 2005, from $338,000 the preceding twelve months due largely to the servicing of sold consumer loans.

Noninterest Expense. Total noninterest expense decreased to $6.6 million in fiscal 2005 from $7.4 million in fiscal 2004, a decrease of 10.8%. Compensation and employee benefits totaled $3.8 million for the year ended June 30, 2005, compared to $4.9 million in fiscal 2004. The most significant contributor to the reduced personnel expenses was the $1.1 million charge in fiscal 2004 upon First Federal’s withdrawal from the defined benefit pension plan. Wages and salaries increased $251,000 due to personnel additions, routine pay increases and accrual adjustments. In addition, employer 401K matching, which was implemented in fiscal 2005, totaled $105,000.

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the years ended June 30, 2006, 2005 and 2004 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Years Ended June 30,
	2006			2005			2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$174,267	$10,623	6.10%	$180,316	$10,532	5.84%	$144,565	$8,739	6.05%
Investment securities	71,770	3,189	4.44	70,509	2,910	4.13	48,714	1,854	3.81
Deposits with financial institutions	3,944	151	3.83	3,061	90	2.94	3,049	56	1.84
Federal funds sold	2,505	97	3.87	2,501	49	1.96	1,299	12	0.92
Other	3,603	168	4.66	2,770	119	4.30	2,426	114	4.70
Total interest-earning assets	256,089	14,228	5.56	259,157	13,700	5.29	200,053	10,775	5.39
Non-interest-earning assets	25,967			19,277			17,220
Total assets	$282,056			$278,434			$217,273

Interest-bearing liabilities:
Demand and savings accounts	$54,443	$570	1.05	$55,571	410	0.74	$46,275	241	0.52
Certificates of deposit	129,208	4,326	3.35	143,117	3,760	2.63	92,756	2,557	2.76
Total deposits	183,651	4,896	2.67	198,688	4,170	2.10	139,031	2,798	2.01
Borrowings	64,526	2,715	4.21	45,342	1,725	3.80	44,354	1,826	4.12
Other	1,028	100	9.73	1,085	108	9.95	1,056	103	9.75
Capitalized interest	-	(64)	-	-	-	-	-	-	-
Total interest-bearing liabilities	249,205	7,647	3.07	245,115	6,003	2.45	184,441	4,727	2.56
Non-interest-bearing liabilities	3,855			3,822			2,725
Stockholders’ equity	28,996			29,497			30,107
Total liabilities and stockholders’ equity	$282,056			$278,434			$217,273

Net interest income		$6,581			$7,697			$6,048
Interest rate spread (2)			2.49%			2.84%			2.83%
Net interest margin (3)			2.57%			2.97%			3.02%
Ratio of average interest-earning assets to average interest-bearing liabilities	102.76%			105.73%			108.46%

(1)	Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2006, 2005 and 2004. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans receivable, net	$451	$(360)	$91	$(304)	$2,097	$1,793
Investment securities	226	53	279	168	888	1,056
Deposits with financial institutions	31	30	61	34	-	34
Federal funds sold	48	0	48	20	17	37
Other	11	38	49	(10)	15	5
Total net change in income on interest-earning assets	767	(239)	528	(92)	3,017	2,925
Interest-bearing liabilities:
Demand and savings accounts	168	(8)	160	114	55	169
Certificates of deposit	958	(392)	566	(125)	1,328	1,203
Total deposits	1,126	(400)	726	(11)	1,383	(11)
Borrowings	198	792	990	(141)	40	(101)
Other	(2)	(6)	(8)	2	3	5
Capitalized interest	-	(64)	(64)	-	-	-
Total net change in expense on Interest-bearing liabilities	1,322	322	1,644	(150)	1,426	1,276
Net change in net interest income	$(555)	$(561)	$(1,116)	$58	$1,591	$1,649

Market Risk Analysis

Quantitative Aspects of Market Risk. First Bancorp does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, First Bancorp is not subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of First Bancorp’s interest-earning assets and interest-bearing liabilities, see the tables under Part I, Item 1, “Description of Business - Lending Activities - Loan Portfolio Composition,” “- Investment Activities” and “- Deposit Activities and Other Sources of Funds - Deposit Accounts.”

First Bancorp uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. First Bancorp measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.

The following table sets forth the change in First Bancorp’s net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	Interest Rate Sensitivity of Net Portfolio Value
	Net Portfolio Value			Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
+300bp	$12,933	$(16,294)	(56)%	4.76%	(521	) bp
+200	18,523	(10,703)	(37)	6.64	(333)
+100	24,275	(4,952)	(17)	8.49	(148)
0	29,226	-	-	9.97	-
-100	32,621	3,395	12	10.90	93
-200	33,865	4,638	16	11.13	115

The above table indicates that in the event of a sudden and sustained increase in prevailing market interest rates, First Bancorp’s net portfolio value would be expected to decrease.

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

Qualitative Aspects of Market Risk. First Bancorp’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. First Federal has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, First Federal has developed strategies to manage its liquidity and shorten its effective maturities of certain interest-earning assets.

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

In addition, First Federal sells a portion of its long-term, fixed-rate single-family residential mortgage loans for cash in the secondary market. The retention of ARM loans and adjustable-rate mortgage-backed securities, which reprice at regular intervals, helps to ensure that the yield on First Federal’s loan portfolio will be sufficient to offset increases in First Federal’s cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. First Federal does not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. First Federal relies on retail deposits as its primary source of funds and maintains a moderate proportion of lower-costing passbook, NOW and money market accounts. First Federal has attempted to lengthen the term of deposits by offering certificates of deposit with terms of up to ten years.

Liquidity and Capital Resources

First Federal’s principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits. While scheduled payments from the amortization of loans, investment securities and interest-bearing time deposits are relatively predictable sources of funds, deposit flows and loan or investment security prepayments are greatly influenced by general interest rates, economic conditions and competition. First Federal has generally been able to generate sufficient cash through its deposits. Funds borrowed from the FHLB and deposits obtained through brokers are often matched against higher yielding assets of like amounts with similar maturities to provide a built-in margin of interest to First Federal.

First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2006, cash and cash equivalents totaled $9.7 million, or 3.3% of total assets. At June 30, 2006, First Federal had outstanding commitments to originate loans of $5.3 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $88.5 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which could result in an increase in interest expense to the extent that the average rate paid on such advances sometimes exceeds the average rate paid on deposits of similar duration.

The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. In fiscal 2006, First Federal increased its loan portfolio by originating $32.4 million of loans. First Federal’s investment in securities outpaced repayments by $7.4 million.

First Federal’s significant financing activities are generally deposit accounts and FHLB borrowings. The growth in the loan and investment securities portfolios was funded primarily by a $28.0 million net increase in long-term borrowings.

On September 9, 2005, the Company announced a stock repurchase program to acquire up to 80,000, or 5%, of the Company’s outstanding shares of common stock. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of June 30, 2006, First Bancorp had repurchased 66,242 shares under the current program. The repurchase program is not expected to effect First Federal’s status as a well-capitalized institution or negatively impact First Bancorp’s liquidity position. See “Item 5 - Market for Common Equity and Related Stockholder Matters” for additional information regarding the Company’s stock repurchases.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2006, First Federal had approximately $9.5 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2006, First Federal had $73.0 million of borrowings from the FHLB.

The following tables disclose contractual obligations of First Bancorp as of June 30, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations	$73,000	$5,000	$-	$10,000	$58,000
Total	$73,000	$5,000	$-	$10,000	$58,000

OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2006, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 8.88%, 8.99% and 12.66%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, “Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements.”

Off-Balance Sheet Arrangements

In the normal course of operations, First Bancorp engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

For the year ended June 30, 2006, First Bancorp engaged in no off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Impact of Accounting Pronouncements and Regulatory Policies

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires all separately recognized servicing assets to be initially measured at fair value and it permits an entity to choose either the amortized cost method or fair value measurement method for subsequent measurement for each class of separately recognized servicing assets. This Statement is effective as of the beginning of an entity’s first fiscal year after September 15, 2006 (July 1, 2007 for First Bancorp). Management does not anticipate that the adoption of SFAS 156 will have a material impact on its financial condition or results of operations.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of First Federal’s operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are incorporated by reference to First Bancorp’s Audited Consolidating Financial Statements beginning at Page F-2 of this form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROL AND PROCEDURES

First Bancorp’s management, including First Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of First Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, First Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that First Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to First Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in First Bancorp’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, First Bancorp’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to the directors and officers of First Bancorp is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 15, 2006, and to Part I, Item 1, “Description of Business - Executive Officers of the Registrant” of this report. The information relating to the directors and officers compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 15, 2006.

First Bancorp has adopted a Code of Business Conduct that applies to First Bancorp’s directors, executive officers and all other employees. A copy of First Bancorp’s Code of Business Conduct is available to any person without charge, upon written request made to the Corporate Secretary at 5001 Davis Lant Drive, Evansville, Indiana 47715.

ITEM 10. EXECUTIVE COMPENSATION

The information regarding executive and director compensation is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 15, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 15, 2006.

Equity Compensation Plan Information as of June 30, 2006

The following table provides information as of June 30, 2006 for compensation plans under which equity securities may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	113,149	$12.29	42,276
Equity compensation plans not approved by security holders	0	0	0
Total	113,149	$12.29	42,276

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 15, 2006.

PART IV

ITEM 13. EXHIBITS

The following documents are filed as part of this report.

2.1	Agreement and Plan of Merger, dated April 25, 2006, by and between First Bancorp
3.1	Articles of Incorporation of First Bancorp of Indiana, Inc.(1)
3.2	Amended Bylaws of First Bancorp of Indiana, Inc.(2)
4.1	Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)
4.2	Terms of common shares of First Bancorp of Indiana, Inc. found in the Articles of Incorporation for First Bancorp of Indiana, Inc. are incorporated by reference to Exhibit 3.1
10.1	*First Federal Savings Bank Employee Stock Ownership Plan Trust Agreement(2)
10.2	*Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)
10.3	*First Federal Savings Bank Employee Severance Compensation Plan, as amended and restated(3)
10.4	*First Federal Savings Bank Director Deferred Compensation Plan(1)
10.5	*First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan, as amended(3)
10.6	*Deferred Compensation Agreement for Michael H. Head effective as of October 1, 2005 (4)
10.7	*Deferred Compensation Agreement for Kirby King effective as of October 1, 2005.(4)
10.8	*Restated and Amended Executive Supplemental Retirement Income Master Agreement(1)
21.0	List of Subsidiaries
23.0	Consent of independent auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.
(2)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 1999.
(3)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-KSB for the year ended June 30, 2004.
(4)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 and amendments thereto, initially filed on July 20, 2006, Registration No. 333-135892.
(5)
Incorporated herein by reference to the Exhibits to the Current Report on Form 8-K filed on April 25, 2006. Certain exhibits have been omitted from the Agreement as filed with the SEC. The omitted information is considered immaterial from an investor’s perspective. The Registrant will furnish to the SEC supplementally a copy of any omitted exhibit upon request from the SEC

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on November 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Bancorp of Indiana, Inc.

Date: September 28, 2006	By:	/s/ Michael H. Head
Michael H. Head President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Michael H. Head	President, Chief Executive Officer	September 28, 2006
Michael H. Head	and Director (principal executive officer)

/s/ George J. Smith	Treasurer and Chief Financial Officer	September 28, 2006
George J. Smith	(principal financial and accounting officer)

/s/ Harold Duncan	Chairman of the Board	September 28, 2006
Harold Duncan

/s/ Timothy A. Flesch	Director	September 28, 2006
Timothy A. Flesch

/s/ David E. Gunn	Director	September 28, 2006
David E. Gunn

/s/ Daniel L. Schenk	Director	September 28, 2006
Daniel L. Schenk

/s/ E. Harvey Seaman, III	Director	September 28, 2006
E. Harvey Seaman, III

/s/ Jerome A. Ziemer	Director	September 28, 2006
Jerome A. Ziemer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
First Bancorp of Indiana, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of First Bancorp of Indiana, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp of Indiana, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Evansville, Indiana
August 16, 2006

First Bancorp of Indiana, Inc. Consolidated Balance Sheets June 30, 2006, 2005 and 2004

	2006	2005
Assets
Cash and due from banks	$6,656,560	$3,998,956
Interest-bearing demand deposits with banks	3,056,142	28,536,908
Federal funds sold	25,000	2,800,000
Cash and cash equivalents	9,737,702	35,335,864
Interest-bearing deposits	229,000	958,892
Available-for-sale securities	56,128,031	58,279,164
Held-to-maturity securities	14,593,296	7,039,852
Loans, net of allowance for loan losses of $836,000 and $855,000 at June 30, 2006 and 2005, respectively	186,751,535	154,546,379
Premises and equipment	8,543,424	3,948,433
Federal Home Loan Bank stock	4,013,800	3,314,000
Goodwill	1,786,297	1,786,297
Core deposit intangible	86,690	162,740
Other assets	12,681,440	11,996,004
Total assets	$294,551,215	$277,367,625
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$15,698,051	$11,581,099
Interest-bearing	173,643,103	184,151,437
Total deposits	189,341,154	195,732,536
Long-term debt	73,000,000	45,000,000
Advances from borrowers for taxes and insurance	570,357	545,180
Other liabilities	3,433,356	6,168,674
Total liabilities	266,344,867	247,446,390
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized and unissued 1,000,000 shares
Common stock, $0.01 par value; authorized 9,000,000 shares; issued 2006 and 2005 - 2,272,400 shares	22,724	22,724
Additional paid-in capital	22,360,757	22,089,607
Retained earnings	19,305,925	18,918,059
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes 2006 - $(1,028,000); 2005 - $(185,000)	(1,659,119)	(300,457)
	40,030,287	40,729,933
Unreleased employee stock ownership plan shares
2006 - 68,170 shares; 2005 - 83,320 shares	(695,893)	(850,546)
Treasury stock, at cost
2006 - 717,632 shares; 2005 - 674,751	(11,128,046)	(9,958,152)
Total stockholders’ equity	28,206,348	29,921,235
Total liabilities and stockholders’ equity	$294,551,215	$277,367,625

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc. Consolidated Statements of Income Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004
Interest Income
Loans	$10,622,829	$10,531,017	$8,739,334
Investment securities	3,188,571	2,910,266	1,854,070
Deposits with banks	151,482	90,207	55,649
Federal funds sold	97,091	49,336	12,437
Other	168,148	118,831	113,856
Total interest income	14,228,121	13,699,657	10,775,346
Interest Expense
Deposits	4,896,467	4,169,876	2,797,957
Borrowings	2,714,889	1,724,679	1,825,611
Capitalized interest	(63,598)	—	—
Other	99,567	108,468	103,414
Total interest expense	7,647,325	6,003,023	4,726,982
Net Interest Income	6,580,796	7,696,634	6,048,364
Provision for Loan Losses	362,000	106,037	226,845
Net Interest Income After Provision for Loan Losses	6,218,796	7,590,597	5,821,519
Noninterest Income
Service charges on deposit accounts	426,402	371,467	360,068
Net gains on sales of loans	158,079	40,089	636,059
ATM transaction and POS interchange fees	243,215	230,967	191,597
Increase in cash surrender value of life insurance	208,071	211,170	224,327
Net gain on sale of branch	685,647	—	—
Other	930,826	570,722	476,012
Total noninterest income	2,652,240	1,424,415	1,888,063
Noninterest Expense
Salaries and employee benefits	3,800,142	3,827,607	3,818,343
Withdrawal from multi-employer pension plan	—	—	1,087,000
Net occupancy expense	401,638	256,563	287,802
Equipment expense	385,801	434,013	369,173
Data processing fees	364,308	370,141	314,518
Legal and professional fees	189,431	134,688	162,080
Amortization of intangible assets	76,050	76,050	76,050
Advertising	308,627	249,992	173,482
Other	1,384,310	1,237,089	1,142,621
Total noninterest expense	6,910,307	6,586,143	7,431,069
Income Before Income Taxes	1,960,729	2,428,869	278,513
Provision for Income Taxes (Credit)	620,965	896,610	(26,499)
Net Income	$1,339,764	$1,532,259	$305,012
Basic Earnings Per Share	$0.90	$1.02	$0.21
Diluted Earnings Per Share	$0.87	$.98	$0.20

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc. Consolidated Statements of Stockholders’ Equity Years Ended June 30, 2006, 2005 and 2004

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unvested MRP Shares	Treasury Stock	Total
Balance, June 30, 2003		$22,724	$21,809,683	$18,939,064	$(48,656)	$(1,159,851)	$(296,850)	$(9,360,065)	$29,906,049
Net income	$305,012	—	—	305,012	—	—	—	—	305,012
Dividends on common stock, $.56 per share	—	—	—	(899,930)	—	—	—	—	(899,930)
Purchase of treasury stock (21,000 shares)	—	—	—	—	—	—	—	(421,450)	(421,450)
Exercise of stock options (42,722) shares)	—	—	(213,277)	—	—	—	—	603,114	389,837
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	153,686	—	—	154,652	—	—	308,338
Management Recognition Plan shares vested (17,220 shares)	—	—	(4,791)	—	—	—	161,923	—	157,132
Tax benefit of employee benefit plans	—	—	82,779	—	—	—	—	—	82,779
Change in unrealized depreciation on available-for-sale securities, net of income tax benefit of $527,000	(860,002)	—	—	—	(860,002)	—	—	—	(860,002)
Comprehensive loss	$(554,990)
Balance, June 30, 2004		22,724	21,828,080	18,344,146	(908,658)	(1,005,199)	(134,927)	(9,178,401)	28,967,765
Net income	$1,532,259	—	—	1,532,259	—	—	—	—	1,532,259
Dividends on common stock, $.59 per share	—	—	—	(958,346)	—	—	—	—	(958,346)
Purchase of treasury stock (61,239 shares)	—	—	—	—	—	—	—	(1,250,740)	(1,250,740)
Exercise of stock options (32,574) shares)	—	—	(108,386)	—	—	—	—	470,989	362,603
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	147,306	—	—	154,653	—	—	301,959
Management Recognition Plan shares vested (17,214 shares)	—	—	(3,993)	—	—	—	134,927	—	130,934
Tax benefit of employee benefit plans	—	—	226,600	—	—	—	—	—	226,600
Change in unrealized depreciation on available-for-sale securities, net of income tax expense of $373,000	608,201	—	—	—	608,201	—	—	—	608,201
Comprehensive income	$2,140,460
Balance, June 30, 2005		22,724	22,089,607	18,918,059	(300,457)	(850,546)	0	(9,958,152)	29,921,235

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc. Consolidated Statements of Stockholders’ Equity Years Ended June 30, 2006, 2005 and 2004 (continued)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unvested MRP Shares	Treasury Stock	Total
Balance, June 30, 2005 (Carried Forward)		$22,724	$22,089,607	$18,918,059	$(300,457)	$(850,546)	$0	$(9,958,152)	$29,921,235
Net income	$1,339,764	—	—	1,339,764	—	—	—	—	1,339,764
Dividends on common stock, $.60 per share	—	—	—	(951,898)	—	—	—	—	(951,898)
Purchase of treasury stock (75,909 shares)	—	—	—	—	—	—	—	(1,669,506)	(1,669,506)
Exercise of stock options (33,028 shares)	—	—	(40,278)	—	—	—	—	499,612	459,334
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	167,733	—	—	154,653	—	—	322,386
Tax benefit of employee benefit plans	—	—	143,695	—	—	—	—	—	143,695
Change in unrealized depreciation on available-for-sale securities, net of income tax benefit of $844,000	(1,358,662)	—	—	—	(1,358,662)	—	—	—	(1,358,662)
Comprehensive loss	$(18,898)
Balance, June 30, 2006		$22,724	$22,360,757	$19,305,925	$(1,659,119)	$(695,893)	$0	$(11,128,046)	$28,206,348

First Bancorp of Indiana, Inc. Consolidated Statements of Cash Flows Years Ended June 30, 2006, 2005 and 2004

	2006	2005	2004

Operating Activities
Net income	$1,339,764	$1,532,259	$305,012
Items not requiring (providing) cash
Provision for loan losses	362,000	106,037	226,845
FHLB stock dividends received	—	(116,100)	(112,000)
Depreciation	279,145	240,492	242,013
Amortization of premiums and discounts on securities	153,422	260,290	322,873
Amortization of net loan origination fees	(152,410)	(148,420)	(28,781)
Amortization of goodwill and intangible assets	76,050	76,050	76,050
Deferred income taxes	119,000	130,000	161,000
Increase in cash surrender value of life insurance	(208,070)	(211,170)	(224,327)
Loans originated for sale	(12,822,906)	(64,710,653)	(40,776,789)
Proceeds from sales of loans	12,984,173	64,750,742	41,412,848
Net gain on loan sales	(161,267)	(40,089)	(636,059)
Compensation expense related to employee stock ownership plan and management recognition plan	322,386	432,893	465,470
Tax benefit of employee benefit plans	143,695	226,600	82,779
Changes in
Other assets	(798,438)	(2,881,743)	(436,283)
Other liabilities	(2,735,318)	2,495,903	1,956,108

Net cash provided by (used in) operating activities	(1,098,774)	2,143,091	3,036,759

Investing Activities
Net change in interest-bearing deposits	729,892	(15,103)	485,679
Proceeds from maturities of available-for-sale securities	13,495,511	15,622,766	12,763,958
Proceeds from maturities of held-to-maturity securities	2,546,448	2,695,802	8,151,533
Purchases of available-for-sale securities	(13,319,555)	(7,055,958)	(66,178,178)
Purchases of held-to-maturity securities	(10,123,250)	(350,000)	—
Net change in loans	(32,414,746)	8,183,304	(27,863,314)
Purchases of premises and equipment	(5,337,048)	(1,468,819)	(134,878)
Proceeds from sales of premises and equipment	1,151,435	—	—
Purchase of FHLB stock	(699,800)	(520,700)	(365,200)

Net cash provided by (used in) investing activities	(43,971,113)	17,091,292	(73,140,400)

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc. Consolidated Statements of Cash Flows Years Ended June 30, 2006, 2005 and 2004 (continued)

	2006	2005	2004

Financing Activities
Net increase in demand deposits, money market, NOW and savings accounts	$2,375,413	$8,122,037	$1,840,799
Net increase (decrease) in certificates of deposit	(8,766,795)	4,870,643	65,008,499
Net increase (decrease) in short-term borrowings	—	(12,500,000)	12,500,000
Proceeds from issuance of long-term debt	41,000,000	15,000,000	2,000,000
Repayments of long-term debt	(13,000,000)	(5,666,667)	(6,666,666)
Net increases (decreases) in advances from borrowers for taxes and insurance	25,177	27,081	(141,743)
Dividends paid	(951,898)	(958,346)	(899,930)
Purchase of treasury stock	(1,669,506)	(1,250,740)	(421,450)
Exercise of stock options	459,334	362,603	389,837

Net cash provided by financing activities	19,471,725	8,006,611	73,609,346

Increase (Decrease) in Cash and Cash Equivalents	(25,598,162)	27,240,994	3,505,705

Cash and Cash Equivalents, Beginning of Year	35,335,864	8,094,870	4,589,165

Cash and Cash Equivalents, End of Year	$9,737,702	$35,335,864	$8,094,870

Supplemental Cash Flows Information
Interest paid	$7,551,309	$5,826,715	$4,537,037
Income taxes paid, net of refunds	$615,000	$725,000	$357,000

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc. Notes to Consolidated Financial Statements June 30, 2006, 2005 and 2004 (Table Dollar Amounts in Thousands)

Note 1 :	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The Bank has two wholly owned subsidiaries, FFSL Service Corporation (FFSL) and FFSB Financial Corporation (FFSB Financial). The more significant of the policies are described below.

The Company is a savings and loan holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal savings bank charter and provides full banking services in a single significant business segment. As a federally chartered savings bank, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Vanderburgh County, Indiana and surrounding counties. The Bank’s loans are generally secured by specific items of collateral, including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in Southwestern Indiana.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Bank, FFSL and FFSB Financial. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

First Bancorp of Indiana, Inc. Notes to Consolidated Financial Statements June 30, 2006, 2005 and 2004 (Table Dollar Amounts in Thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted of interest-bearing time deposits with the Federal Home Loan Bank and federal funds sold to a correspondent bank at June 30, 2006 and 2005.

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

First Bancorp of Indiana, Inc. Notes to Consolidated Financial Statements June 30, 2006, 2005 and 2004 (Table Dollar Amounts in Thousands)

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

Automobile Loan Securitizations

In 2005, the Bank used the securitization of automobile loans as a source of funding and as a mechanism to reduce its volume of automobile loans. Automobile loans were transferred into a qualifying special purpose entity (SPE) then to a trust in a transaction that is effective under applicable banking rules and regulations to legally isolate the assets from the Bank. Where the transferor is a depository institution such as the Bank, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140) requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if the Bank were a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to the Bank and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the Bank’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special purpose entities.

First Bancorp of Indiana, Inc. Notes to Consolidated Financial Statements June 30, 2006, 2005 and 2004 (Table Dollar Amounts in Thousands)

A legal opinion was obtained for the automobile loan securitization transaction in 2005, which was structured as a two-step securitization. While noting that the transaction fell within the meaning of a "securitization" under the FDIC regulation, "Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation" (the "Securitization Rule"), in accordance with accounting guidance, an analysis was also rendered under state law as if the Bank was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance that the purchased assets would not be characterized as the property of the Bank’s receivership or conservatorship estate in the event of insolvency and also states the Bank would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the Bank upon such event.

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

On a quarterly basis, management reviews the historical performance of the retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to the automobile loan securitization footnote for further analysis of the assumptions used in the determination of fair value.

First Bancorp of Indiana, Inc. Notes to Consolidated Financial Statements June 30, 2006, 2005 and 2004 (Table Dollar Amounts in Thousands)

The retained interest represents the Bank’s maximum loss exposure with respect to securitization transactions. The investors in the debt securities issued by the trust have no further recourse against the Bank if cash flows generated by the securitized automobile loans are inadequate to service the obligations of the trust.

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
June 30, 2006, 2005 and 2004
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

Stock Options

At June 30, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 17. The Company adopted SFAS 123R, Share-Based Payment, (SFAS 123R) in 2006. All stock options and restricted shares were previously vested and no stock options or restricted shares were granted in 2006; therefore, there was no impact from adopting SFAS 123R. Prior to adopting SFAS 123R, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income, as reported	$1,532	$305
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(85)	(130)

Pro forma net income	$1,447	$175
Earnings per share
Basic - as reported	$1.02	$0.21
Basic - pro forma	$0.96	$0.12
Diluted - as reported	$0.98	$0.20
Diluted - pro forma	$0.92	$0.11

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2:	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2006, was $395.

Note 3:	Investments

Available-for-sale Securities

The amortized cost and approximate fair values of securities classified as available for sale are as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$34,823	$—	$(1,785)	$33,038
U.S. Government agencies	19,154	—	(560)	18,594
Corporate obligations	4,488	10	(2)	4,496
	$58,465	$10	$(2,347)	$56,128

	June 20, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$46,134	$21	$(510)	$45,645
U.S. Government agencies	10,636	14	(16)	10,634
Corporate obligations	2,000	—	—	2,000
	$58,770	$35	$(526)	$58,279

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The amortized cost and fair value of available-for-sale securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	480	478
Five to ten years	11,661	11,327
After ten years	11,501	11,285
	23,642	23,090
Mortgage-backed securities	34,823	33,038
	$58,465	$56,128

Held-to-maturity Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$3,607	$27	$(10)	$3,624
Municipal bonds	10,105	—	(398)	9,707
Collateralized auto obligations	881	7	—	888
	$14,593	$34	$(408)	$14,219

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$5,854	$134	$(9)	$5,979
Municipal bonds	350	—	—	350
Collateralized auto obligations	836	—	—	836
	$7,040	$134	$(9)	$7,165

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The amortized cost and fair value of held-to-maturity securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	881	888
Over ten years	10,105	9,707
	10,986	10,595
Mortgage-backed securities	3,607	3,624
	$14,593	$14,219

Securities with a carrying value of approximately $38,793,000 at June 30, 2006, and $30,251,000 at June 30, 2005, were pledged as collateral to secure Federal Home Loan Bank (FHLB) advances.

There were no sales of securities during 2006, 2005 and 2004.

There were no transfers of securities between classifications during 2006, 2005 and 2004.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2006 and 2005, was $64,147,000 and $49,557,000 which is approximately 91% and 76% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively. These declines primarily resulted from recent increases in market interest rates.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and 2005.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2006
U.S. Government agencies	$13,135	$(396)	$5,458	$(164)	$18,593	$(560)
Mortgage-backed securities	3,091	(93)	31,370	(1,702)	34,461	(1,795)
Municipal bonds	9,707	(398)	—	—	9,707	(398)
Corporate obligations	1,386	(2)	—	—	1,386	(2)

Total temporarily impaired securities	$27,319	$(889)	$36,828	$(1,866)	$64,147	$(2,755)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2005
U.S. Government agencies	$5,606	$(16)	$—	$—	$5,606	$(16)
Mortgage-backed securities	20,855	(237)	23,096	(282)	43,951	(519)
Total temporarily impaired securities	$26,461	$(253)	$23,096	$(282)	$49,557	$(535)

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 4:	Loans and Allowance for Loan Losses

Categories of loans at June 30 include:

	2006	2005
Mortgage loans
One-to-four family	$78,803	$79,725
Construction	2,622	4,213
Commercial and multi-family	19,536	10,151
Commercial business loans	9,025	7,587
Consumer loans	71,930	49,741
Consumer lines of credit	5,540	5,992
Loans to depositors secured by savings	168	129
Total loans	187,624	157,538
Deferred loan fees (costs)	196	(125)
Less
Undisbursed portion of construction loans	232	2,012
Allowance for loan losses	836	855
Net loans	$186,752	$154,546

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
Balance, beginning of year	$855	$1,078	$1,101
Provision charged to expense	362	106	226
Losses charged off, net of recoveries of $96 for 2006, $89 for 2005 and $39 for 2004	(381)	(329)	(249)
Balance, end of year	$836	$855	$1,078

There were no significant impaired loans at June 30, 2006 or 2005.

At June 30, 2006 and 2005, there were no accruing loans delinquent 90 days or more. Nonaccruing loans at June 30, 2006 and 2005, were $757,000 and $419,000, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 5:	Automobile Loan Securitization

The Bank completed an automobile loan securitization transaction in June 2005. The transaction resulted in the sale of $49.8 million of rated class A notes and $1.0 million of BBB rated class B notes.

A summary of the components of managed loans, which represents both owned and securitized loans, follow. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

	June 30, 2006
	Principal Balance	Loans Past Due Over 30 Days
Total managed automobile loans	$112,274	$1,912
Less: automobile loans securitized	29,626	927
Less: automobile loans sold to other investors	10,975	96
Total automobile loans held in portfolio	$71,673	$889

Certain cash flows received from (paid to) the securitization trust follow:

	2006	2005
Proceeds from securitization	$0	$47,740
Servicing fees received	$198	$0
Purchases of delinquent or foreclosed assets	$0	$(818)

The Bank estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. The Bank receives annual servicing fees based on the loan balances outstanding, the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values and the sensitivity of the June 30, 2006, fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

	Fair Value	Weighted-average Life (in months)	Monthly Prepayment Speed (% ABS)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted-average Coupon
Interest-only strip
As of the date of securitization	$2,985	54	1.60%	0.65%	8.0%	7.34%
As of June 30, 2006	$1,998	44	1.60%	1.00%	8.0%	7.26%
Decline in fair value of 10% adverse change	$0	$0	$60	$16	$23	$0
Decline in fair value of 20% adverse change	$0	$0	$119	$32	$46	$0

Servicing asset
As of the date of securitization	$170	54	1.60%	0.65%	8.0%	0
As of June 30, 2006*	$103	44	1.60%	1.00%	8.0%	0
Decline in fair value of 10% adverse change	$0	$0	$6	$0	$1	$0
Decline in fair value of 20% adverse change	$0	$0	$11	$0	$1	$0

*Carrying value of the servicing asset approximated fair value at June 30, 2006

Note 6:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2006	2005
Land	$2,051	$2,107
Buildings	6,869	2,715
Equipment	1,920	1,601
Construction in process	—	449
	10,840	6,872
Less accumulated depreciation	2,297	2,924
Net premises and equipment	$8,543	$3,948

The construction in process is the cost as of June 30, 2005, of the Company’s new administrative office and main branch, which was completed in April 2006.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 7:	Goodwill

The changes in the carrying amount of goodwill for the years ended June 30, 2006 and 2005, were:

	2006	2005
Balance, beginning of year	$1,786	$1,786
Balance, end of year	$1,786	$1,786

Note 8:	Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at June 30, 2006 and 2005, were:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$532	$(445)	$532	$(369)

Amortization expense for each of the years ended June 30, 2006, 2005 and 2004, was $76,000. Estimated amortization expense for each of the following three years is:

2007	$64
2008	23
2009	—
$87

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 9:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $37,483,000 and $33,971,000 at June 30, 2006 and 2005, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $243,000 and $210,000 at June 30, 2006 and 2005, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2006 and 2005, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights.

	2006	2005
Mortgage Servicing Rights
Balances, beginning of year	$340	$321
Servicing rights capitalized	99	61
Amortization of servicing rights	(37)	(42)
Balances, end of year	$402	$340

Consumer loans are also serviced for others and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of consumer loans serviced for others totaled $40,601,000, $61,176,000 and $20,795,000 at June 30, 2006, 2005 and 2004.

The aggregate fair value of capitalized consumer loan servicing rights at June 30, 2006 and 2005, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated consumer loan servicing rights.

	2006	2005
Consumer Servicing Rights
Balance, beginning of year	$479	$462
Servicing rights capitalized	206	510
Amortization of servicing rights	(315)	(493)
Balance, end of year	$370	$479

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 10:	Other Assets and Other Liabilities

	2006	2005
Other assets
Interest receivable
Investment securities	$582	$347
Loans	715	601
Cash surrender value of life insurance	5,129	4,921
Investment in limited partnership	77	79
Net deferred tax asset	1,282	485
Retained interest on auto loan securitization	1,998	2,954
Mortgage and consumer servicing rights	772	819
Prepaid expenses and other	2,126	1,790
Total other assets	$12,681	$11,996

	2006	2005
Other liabilities
Interest payable
Deposits	$234	$174
Other borrowings	230	69
Deferred directors’ fees and officers’ compensation	930	1,290
Payments due investors on sold consumer loans	740	3,080
Accounts payable - dealer fees	239	406
Accrued expenses	1,060	1,150
Total other liabilities	$3,433	$6,169

The investment in limited partnership of $77,300 and $78,500 at June 30, 2006 and 2005, respectively, represents a 40% equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. In addition to recording its equity in the gains (losses) of $(1,200), $(1,200) and $16,800, the Bank has recorded the benefit of low-income housing tax credits of $0, $0 and $67,300 for the years ending June 30, 2006, 2005 and 2004, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 11:	Deposits

	2006	2005
Demand deposits	$35,071	$32,944
Savings deposits	22,254	22,006
Certificates of deposit of $100,000 or more	82,702	86,826
Other certificates of deposit	49,314	53,957
Total deposits	$189,341	$195,733

At June 30, 2006, the scheduled maturities of time deposits are as follows:

2007	$88,510
2008	32,385
2009	8,331
2010	1,361
2011	914
Thereafter	515
$132,016

Time deposits at June 30, 2006 and 2005, included brokered deposits of $59,767,000 and $67,259,000, respectively.

Note 12:	Income Taxes

The provision for income taxes includes these components:

	2006	2005	2004
Taxes currently payable
Federal	$412	$670	$(167)
State	90	97	(20)
Deferred income taxes
Federal	103	94	132
State	16	36	29
Income tax expense (credit)	$621	$897	$(26)

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense (credit) is shown below:

	2006	2005	2004
Computed at the statutory rate (34%)	$667	$826	$95
Increase (decrease) resulting from
State income taxes, net of federal benefit	70	87	6
Cash surrender value of life insurance	(71)	(72)	(76)
Tax-exempt interest	(110)	—	(67)
Nondeductible expenses	77	—	—
Other	(12)	56	16
Actual tax expense (credit)	$621	$897	$(26)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005
Deferred tax assets
Differences in accounting for loan losses	$313	$321
Deferred compensation and directors’ fees	414	550
Deposit-based intangibles	93	77
Disqualifying disposition of option holder	81	9
Unrealized losses on available-for-sale securities	1,028	185
Accrued vacation	45	45
Other	22	18
	1,996	1,205
Deferred tax liabilities
Differences in depreciation methods	(51)	(90)
Federal Home Loan Bank dividends	(156)	(156)
Mortgage servicing rights	(151)	(128)
Consumer servicing rights	(53)	(82)
State taxes	(13)	(14)
Goodwill	(216)	(168)
Prepaid intangibles	(74)	(82)
	(714)	(720)
Net deferred tax asset	$1,282	$485

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Retained earnings at June 30, 2006 and 2005, included approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax, bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

Note 13:	Long-term Debt

Long-term debt consisted of the following components:

	2006	2005
Federal Home Loan Bank advances
Fixed rate of 4.35%, due in September 2015	$10,000	$—
Fixed rate of 3.70%, due in September 2015	10,000	—
Fixed rate of 5.24%, due in May 2007	1,000	—
Fixed rate of 5.04%, due in March 2007	2,000	—
Fixed rate of 4.18%, due in March 2016	15,000	—
Fixed rate of 3.05%, due in July 2006	2,000	2,000
Fixed rate of 3.27%, due in January 2015	8,000	8,000
Fixed rate of 3.52%, due in May 2015	5,000	5,000
Fixed rate of 5.37%, due in February 2011	10,000	10,000
Fixed rate of 4.83%, due in July 2011	10,000	10,000
Fixed rate of 2.65%, due in March 2008	—	5,000
Variable rate, varies with LIBOR, 3.14% at June 30, 2005, due in March 2008	—	5,000
Total long-term Federal Home Loan Bank advances	$73,000	$45,000

The Federal Home Loan Bank advances are secured by a blanket pledge of qualifying first-mortgage loans totaling $69,650,000 and investment securities with market values totaling $38,793,000 at June 30, 2006.

Aggregate annual maturities of long-term debt at June 30, 2006, were:

2007	$5,000
2008	—
2009	—
2010	—
2011	10,000
Thereafter	58,000
$73,000

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 14:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2006	2005	2004
Unrealized gains (losses) on securities available for sale and equity securities	$(2,203)	$981	$(1,387)
Reclassification for realized amount included in income	—	—	—
Other comprehensive income (loss) before tax effect	(2,203)	981	(1,387)
Tax expense (benefit)	(844)	373	(527)
Other comprehensive income (loss)	$(1,359)	$608	$(860)

The components of other comprehensive income are the unrealized gains (losses) on securities available for sale (including assets available for sale in connection with the automobile loan securitization) and equity securities.

Note 15:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital (to Risk-weighted Assets)	$25,930	12.66%	$16,387	8.00%	$20,483	10.00%
Tier I Capital (to Risk-weighted Assets)	$26,407	12.28%	$8,193	4.00%	$12,290	6.00%
Core Capital (to Adjusted Total Assets)	$26,407	8.99%	$11,743	4.00%	$14,679	5.00%
Core Capital (to Adjusted Tangible Assets)	$26,407	8.99%	$5,872	2.00%	N/A	N/A
Tangible Capital (to Adjusted Total Assets)	$26,037	8.88%	$4,398	1.50%	N/A	N/A

As of June 30, 2005
Total Capital (to Risk-weighted Assets)	$25,429	15.01%	$13,554	8.00%	$16,492	10.00%
Tier I Capital (to Risk-weighted Assets)	$26,495	14.59%	$6,777	4.00%	$10,165	6.00%
Core Capital (to Adjusted Total Assets)	$26,495	9.63%	$11,000	4.00%	$13,751	5.00%
Core Capital (to Adjusted Tangible Assets)	$26,495	9.63%	$5,500	2.00%	N/A	N/A
Tangible Capital (to Adjusted Total Assets)	$26,016	9.48%	$4,118	1.50%	N/A	N/A

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
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 16:	Employee Benefit Plans

Pension Plan

The Bank was a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). FIRF is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. In June of 2004, the board of directors voted to withdraw from the FIRF due to the size and volatility of prospective required contributions. In connection with the withdrawal from the FIRF, the Bank recorded compensation expense of $1,087,000 in 2004. The expense was recorded based on an estimate of the cost to exit the plan by the plan administrator. The Bank also recorded pension expense during 2004 prior to the withdrawal of $273,000 in connection with the normal annual contributions. A portion of the withdrawal expense was recovered in 2005, for the actual cost to withdraw from the plan was less than the original projections. Total pension expense was $0, $(61,200) and $1,360,000 for 2006, 2005 and 2004, respectively. The FIRF provided pension benefits for substantially all of the Bank's employees.

401(k) Plan

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank's expense for the Plan was $102,800, $107,700 and $1,250 for 2006, 2005 and 2004, respectively. Due to the withdrawal from the multi-employer pension plan, the Bank began matching employees’ contributions at the rate of 100% of the first 6% of base salary contributed by participants effective July 1, 2004.

Supplemental Retirement Plan

The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank’s expense for the plan was $135,900, $122,200 and $111,100 for the years ended June 30, 2006, 2005 and 2004, respectively. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank’s expense for the plan was $61,100, $64,800 and $66,400 for the years ended June 30, 2006, 2005 and 2004, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)
Employee Stock Ownership Plan

In 1999, the Bank established an employee stock ownership plan for the benefit of substantially all of its employees. At June 30, 1999, the ESOP had borrowed $874,000 from the Company and used those funds to acquire 87,400 shares of the Company’s stock at $10 per share. During 2000, the ESOP borrowed an additional $980,411 from the Company and used those funds to acquire 94,392 shares of the Company’s stock at an average price of $10.39 per share.

The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to Plan participants, based on the proportion of debt service paid in the year to total expected debt service. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unreleased ESOP shares in the balance sheets. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current fair value of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Stock totaling 15,150 shares for each of the years 2006, 2005 and 2004, with an average fair value of $21.28, $19.93 and $20.35, respectively, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $322,000, $302,000 and $308,500, respectively. Shares held by the ESOP at June 30 were as follows:

	2006	2005

Allocated shares	80,150	69,576
Shares committed to be released	2,230	1,372
Unreleased shares	75,736	90,890

Total ESOP shares	158,116	161,838

Fair value of unallocated shares at June 30	$1,417,778	$1,796,895

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Management Recognition Plan

On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. Under the MRP, the board of directors is authorized to acquire and grant 90,896 shares of the Company’s common stock. The funds used to acquire these shares were contributed by the Bank. Participants vest in shares awarded under the MRP over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the Plan had been granted. As of June 30, 2005, all 90,896 shares had vested. For the years ended June 30, 2006, 2005 and 2004, approximately $0, $130,900 and $157,100, respectively, was recorded as compensation expense under the MRP.

Note 17:	Stock Option Plan

The Company has a stock option plan under which 327,240 shares were reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan has a term of ten years, after which no awards may be made, unless earlier terminated by the board of directors. During 2006, no options were granted. During 2005, options to purchase 10,000 shares were granted at $19.01 per share. During 2004, options to purchase 22,724 shares were granted at $19.33 per share.

Under the Company’s stock option plan, the Company grants selected executives and other key employees stock option awards which vest according to a schedule fixed by a committee made up of two or more “disinterested” directors of the Company. The options become fully exercisable upon vesting.

The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

	2006	2005	2004

Risk-free interest rate	N/A	4.2%	4.4%
Dividend yield	N/A	3.0%	2.0%
Volatility factor of expected market price of common stock	N/A	13.1%	12.3%
Weighted-average expected life of the options	N/A	10 years	10 years

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The following is a summary of the status of the Company’s stock option plan and changes in that plan as of and for the years ended June 30, 2006, 2005 and 2004.

	2006		2005		2004
Options	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price

Outstanding, beginning of year	146,177	$12.42	174,751	$11.84	194,749	$10.37
Granted	—	$0	10,000	$19.01	22,724	$19.33
Exercised	(33,028)	$12.88	(32,574)	$11.13	(42,722)	$9.12
Forfeited/expired	—	$0	(6,000)	$13.38	—	$0
Outstanding, end of year	113,149	$12.29	146,177	$12.42	174,751	$11.84
Options exercisable at year end	113,149	$12.29	146,177	$12.42	133,767	$11.21
Weighted-average fair value of options granted during the year		N/A		$3.08		$4.30

The following table summarizes information about stock options under the plan outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price

$9.12 to $9.12	63,963	3.8 years	$9.12	63,963	$9.12
$13.38 to $14.58	26,462	6.1 years	$13.90	26,462	$13.90
$19.33 to $19.33	22,724	7.8 years	$19.33	22,724	$19.33

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 18:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended June 30, 2006
	Income	Weighted-average Shares	Per Share Amount

Net income	$1,340
Basic earnings per share
Income available to common stockholders	$1,340	1,494,710	$0.90

Effect of dilutive securities
Stock options	—	48,324

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,340	1,543,034	$0.87

	Year Ended June 30, 2005
	Income	Weighted-average Shares	Per Share Amount

Net income	$1,532
Basic earnings per share
Income available to common stockholders	$1,532	1,505,960	$1.02

Effect of dilutive securities
Stock options	—	60,539

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,532	1,566,499	$0.98

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

	Year Ended June 30, 2004
	Income	Weighted-average Shares	Per Share Amount
Net income	$305
Basic earnings per share
Income available to common stockholders	$305	1,477,951	$0.21

Effect of dilutive securities
Stock options	—	81,480

Diluted earnings per share
Income available to common stockholders and assumed conversions	$305	1,559,431	$0.20

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 19:	Disclosures About Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$9,738	$9,738	$35,336	$35,336
Interest-bearing deposits	229	229	959	959
Available-for-sale securities	56,128	56,128	58,279	58,279
Held-to-maturity securities	14,593	14,219	7,040	7,165
Loans, net of allowance for loan losses	186,752	188,147	154,546	161,292
Interest receivable	1,297	1,297	948	948
FHLB stock	4,014	4,014	3,314	3,314

Financial liabilities
Deposits	$189,341	$187,831	$195,733	$194,836
Long-term debt	73,000	71,354	45,000	46,039
Interest payable	465	465	243	243

Unrecognized financial instruments, net of contract amount
Commitments to extend credit	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
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
June 30, 2006, 2005 and 2004
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

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the note regarding loans. Estimates related to the liability recorded in connection with the Bank’s withdrawal from the multi-employer pension plan are reflected in the note regarding employee benefit plans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

Note 21:	Commitments and Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At June 30, 2006 and 2005, the Bank had outstanding commitments to originate loans aggregating approximately $5,289,000 and $4,893,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $3,589,000, $3,498,000 and $666,000 at June 30, 2006, 2005 and 2004, with the remainder at floating market rates.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
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

The Bank had total outstanding letters of credit amounting to $1,579,000 and $1,058,000 at June 30, 2006 and 2005, respectively. The letters of credit all expire within one year.

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance sheet instruments.

At June 30, 2006 and 2005, the Bank had granted unused lines of credit to borrowers aggregating approximately $15,488,000 and $13,053,000, respectively.

The Bank entered into agreements with other institutions in conjunction with consumer loan sales that guarantee to the purchaser that the Bank would repurchase any consumer loans that exceed a 30-day or 60-day delinquency status, depending upon the particular agreement or whether the consumer is in bankruptcy. The original amount of the loans sold was $23,466,000 and $18,514,000 at June 30, 2006 and 2005, respectively, and the remaining amount outstanding totaled $9,554,000 and $9,814,000 at June 30, 2006 and 2005, respectively. The Bank has repurchased a total of $201,000 and $272,000 of loans that exceeded the delinquency period set forth in the agreements in 2006 and 2005, respectively.

Note 22:	Related-party Transactions

The Bank has entered into transactions with certain directors and executive officers. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risks or present other unfavorable items.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

The aggregate amount of loans, as defined, to such related parties was as follows:

	2006	2005

Balances, beginning of year	$1,280	$1,569

New loans	1,919	26
Repayments	(84)	(117)
Other changes	(208)	(198)

Balances, end of year	$2,907	$1,280

Deposits from related parties at June 30, 2006 and 2005, totaled approximately $1,700,000 and $1,200,000, respectively.

Note 23:	Pending Acquisition

The Company and Home Building Bancorp, Inc. (Home Building Bancorp) entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which Home Building Bancorp will merge with and into the Company.

Under terms of the Merger Agreement, shareholders of Home Building Bancorp will be entitled to elect to receive either $43.50 in cash or shares of the Company stock for each share of Home Building Bancorp stock they hold, subject to the election and allocation procedures detailed in the Merger Agreement. The exchange ratio for converting shares of Home Building Bancorp to shares of Company stock will be based on the average closing price of First Bancorp stock over a 10-day measurement period prior to the closing of the transaction. If the average closing price during the measurement period is $18.90 or less, the exchange ratio will be 2.3016; if the average price is greater than $18.90 and less than $23.10, the exchange ratio will be equal to $43.50 divided by the average price; and if the average price is $23.10 or more, the exchange ratio will be 1.8831. Based on this structure and the current outstanding shares of Home Building Bancorp, the aggregate merger consideration will include approximately $5.6 million in cash and up to approximately 294,000 shares of Company stock.

Home Building Bancorp would have the right to terminate the Merger Agreement if the average closing price of First Bancorp during the measurement period is less than $16.80 and Company stock has underperformed the America’s Community Bankers NASDAQ Index by more than 20%, unless the Company elects to increase the exchange ratio pursuant to a formula specified in the Merger Agreement.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Home Building Bancorp. The merger is currently expected to be completed late in the third calendar quarter of 2006 or early in the fourth quarter.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 24:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2006	2005
Assets
Cash and cash equivalents	$335	$533
Investment in common stock of subsidiary	26,698	28,227
Loans to First Federal Savings Bank	870	1,026
Other assets	367	182
Total assets	$28,270	$29,968
Liabilities - Other liabilities	$64	$47
Stockholders’ Equity	28,206	29,921
Total liabilities and stockholders’ equity	$28,270	$29,968

Condensed Statements of Income

	2006	2005	2004
Income
Dividends from subsidiaries	$2,000	$1,500	$550
Other income	106	98	106
	2,106	1,598	656
Expense - Other expenses	215	136	159
Income before income tax and equity in undistributed income of subsidiary	1,891	1,462	497
Income tax benefit	(43)	(15)	(21)
Income before equity in undistributed income of subsidiary	1,934	1,477	518
Equity in undistributed income (distributions in excess of equity in income) of subsidiary	(594)	55	(213)
Net Income	$1,340	$1,532	$305

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Condensed Statements of Cash Flows

	2006	2005	2004

Operating Activities
Net income	$1,340	$1,532	$305
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income) of subsidiary	594	(55)	213
Tax benefit of employee benefit plans	43	117	—
Net change in
Other assets	(185)	(169)	—
Other liabilities	17	7	26

Net cash provided by operating activities	1,809	1,432	544

Investing Activity - Net decrease in loans to subsidiary	156	145	133

Financing Activities
Cash dividends	(952)	(958)	(900)
Purchase of treasury stock	(1,670)	(1,251)	(421)
Exercise of stock options	459	363	390

Net cash used by financing activities	(2,163)	(1,846)	(931)

Net Change in Cash and Equivalents	(198)	(269)	(254)

Cash and Cash Equivalents, Beginning of Year	533	802	1,056

Cash and Cash Equivalents, End of Year	$335	$533	$802

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands)

Note 25:	Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30:

	Quarter Ended (unaudited)
Fiscal 2006	June 30	March 31	December 31	September 30

Interest income	$3,804	$3,606	$3,530	$3,288
Interest expense	2,143	2,013	1,869	1,622
Provision for loan losses	140	65	82	75
Net gains on sales of securities	0	0	0	0
Noninterest income	481	501	1,153	517
Noninterest expense	1,766	1,677	1,744	1,723
Income before income tax	236	352	988	385
Net income	183	254	657	246
Basic earnings per share	$0.13	$0.17	$0.44	$0.16
Diluted earnings per share	0.12	0.17	0.42	0.16

	Quarter Ended (unaudited)
Fiscal 2005	June 30	March 31	December 31	September 30

Interest income	$3,612	$3,431	$3,367	$3,290
Interest expense	1,622	1,496	1,465	1,420
Provision for loan losses	(164)	60	90	120
Net gains on sales of securities	0	0	0	0
Noninterest income	248	358	375	443
Noninterest expense	1,806	1,648	1,569	1,563
Income before income tax	596	585	618	630
Net income	377	370	390	395
Basic earnings per share	$0.25	$0.25	$0.26	$0.26
Diluted earnings per share	0.24	0.24	0.25	0.25