Form 10QSB
period 2006-09-30
FIRST BANCORP OF INDIANA INC
filed 2006-11-14
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,847,789 of common stock, par value $0.01 per share, were outstanding as of November 3, 2006.

Transitional Small Business Disclosure Format (Check one):             Yes ☐  No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Cash and due from banks	$1,337,825	$6,656,560
Interest-bearing demand deposits	15,955,918	3,056,142
Federal funds sold	0	25,000
Total cash and cash equivalents	17,293,743	9,737,702
Interest-bearing deposits	229,000	229,000
Investment securities
Available for sale	55,438,994	56,128,031
Held to maturity	14,241,523	14,593,296
Total investment securities	69,680,517	70,721,327
Loans	191,970,117	187,587,271
Allowance for loan losses	(910,861)	(835,736)
Net loans	191,059,256	186,751,535
Premises and equipment	8,601,180	8,543,424
Goodwill	1,786,297	1,786,297
Core deposit intangibles	67,677	86,690
Federal Home Loan Bank stock	4,013,800	4,013,800
Other assets	12,162,659	12,681,440

Total assets	$304,894,129	$294,551,215

Liabilities
Deposits
Non-interest bearing	$14,050,126	$15,698,051
Interest bearing	186,496,537	173,643,103
Total deposits	200,546,663	189,341,154
Long-term borrowings	71,000,000	73,000,000
Advances by borrowers for
taxes and insurance	831,707	570,357
Other liabilities	3,921,780	3,433,356
Total liabilities	276,300,150	266,344,867

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value
Authorized - 9,000,000 shares
Issued - 2,272,400 shares	22,724	22,724
Additional paid-in capital	22,387,768	22,360,757
Retained earnings	19,013,217	19,305,925
Accumulated other comprehensive income / (loss)	(994,958)	(1,659,119)
	40,428,751	40,030,287

Less:
Unreleased employee stock ownership plan
shares - 64,384 and 68,170 shares	(657,246)	(695,893)
Treasury stock - 719,757 and 717,632 shares	(11,177,526)	(11,128,046)
Total stockholders' equity	28,593,979	28,206,348

Total liabilities and stockholders' equity	$304,894,129	$294,551,215

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the
	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)

Interest Income
Loans receivable	$3,124,641	$2,385,741
Investment securities	830,607	746,322
Deposits with financial institutions	39,862	72,919
Federal funds sold	12,311	45,053
Other interest and dividend income	43,848	37,496
Total interest income	4,051,269	3,287,531

Interest Expense
Deposits	1,628,133	1,074,886
Borrowings	788,943	518,741
Other	21,758	28,026
Total interest expense	2,438,834	1,621,653

Net Interest Income	1,612,435	1,665,878

Provision for loan losses	95,000	75,000
Net Interest Income after Provision	1,517,435	1,590,878

Noninterest Income
Increase in cash surrender values
of life insurance	49,500	54,000
Net gains on loan sales	67,500	39,410
ATM transaction & POS interchange fees	60,211	62,120
Service charges on deposit accounts	103,990	112,078
Other income	219,402	249,406
Total noninterest income	500,603	517,014

Noninterest Expense
Salaries and employee benefits	926,840	975,668
Net occupancy expense	145,833	79,284
Equipment expense	113,429	89,413
Amortization of intangible assets	19,012	19,013
Professional fees	67,902	49,387
Advertising	67,744	82,399
Data processing fees	98,406	87,086
Other expense	361,215	340,824
Total noninterest expense	1,800,381	1,723,074

Income Before Income Tax	217,657	384,818
Income tax expense	43,987	138,446
Net Income	$173,670	$246,372

Basic earnings per share	$0.12	$0.16
Diluted earnings per share	$0.11	$0.16
Dividends declared per share	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' Equity

				Accumulated
			Additional	Other		Unallocated
	Comprehensive	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury
	Income	Stock	Capital	Earnings	Income	Shares	Shares	Total

Balances, June 30, 2006		$22,724	$22,360,757	$19,305,925	$(1,659,119)	$(695,893)	$(11,128,046)	$28,206,348

Net income	$173,670			173,670				173,670
Other comprehensive income,
net of tax--Unrealized gains
on securities (unaudited)	664,161				664,161			664,161

Cash dividends paid $(0.30 per share)				(466,378)				(466,378)
Employee Stock Ownership Plan
shares allocated			31,504			38,647		70,152
Treasury shares purchased							(82,073)	(82,073)
Options exercised			(4,493)				32,593	28,099
Comprehensive income (unaudited)	$837,831

Balances, Sept 30, 2006 (unaudited)		$22,724	$22,387,768	$19,013,217	$(994,958)	$(657,246)	$(11,177,526)	$28,593,979

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year to Date
	September 30,
	2006	2005

	(Unaudited)

Net Cash Provided by Operating Activities	$1,021,240	$1,367,051

Investing Activities
Net change in interest-bearing deposits	0	(597,968)
Proceeds from maturities of securities available for sale	2,162,198	5,066,370
Proceeds from maturities of securities held to maturity	345,212	883,317
Purchases of securities available for sale	(425,718)	(8,319,555)
Purchases of securities held to maturity	0	(6,963,133)
Net change in loans	(4,331,587)	(16,004,331)
Purchases of premises and equipment	(161,811)	(587,985)
Purchase FHLB stock	0	(50,000)
Net cash provided (used) by investing activities	(2,411,706)	(26,573,285)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand
and savings deposits	(1,533,885)	(1,519,839)
Certificates of deposit	12,739,394	(13,053,484)
Proceeds from issuance of long-term borrowings	0	20,000,000
Repayments of long-term borrowings	(2,000,000)	0
Net issuance of short-term borrowings	0	927,501
Advances by borrowers for taxes and insurance	261,350	296,442
Dividends paid	(466,378)	(479,918)
Purchase treasury shares	(82,073)	(534,994)
Options exercised	28,099	180,496
Net cash provided by financing activities	8,946,507	5,816,204

Net Change in Cash and Cash Equivalents	7,556,041	(19,390,030)

Cash and Cash Equivalents, Beginning of Period	9,737,702	35,335,864

Cash and Cash Equivalents, End of Period	$17,293,743	$15,945,834

Additional Cash Flow Information
Interest paid	$1,966,372	$1,324,707
Income tax paid	0	0

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending June 30, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - LONG-TERM DEBT

The following summarizes the Company's borrowings at September 30, 2006, and June 30, 2006. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

	September 30, 2006	June 30, 2006
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.370%, due in February 2011	$10,000,000	$10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 2.650%, due in March 2008
Fixed rate of 3.268%, due in January 2015	8,000,000	8,000,000
Fixed rate of 3.520%, due in May 2015	5,000,000	5,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.180%, due in March 2016	15,000,000	15,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.050%, due in July 2006		2,000,000
Fixed rate of 5.040%, due in March 2007	2,000,000	2,000,000
Fixed rate of 5.240%, due in May 2007	1,000,000	1,000,000

Total Federal Home Loan Bank advances	$71,000,000	$73,000,000

Weighted average rate	4.285%	4.238%

NOTE 3 - EARNINGS PER SHARE

Earnings per share for the quarters ended September 30, 2006, and September 30, 2005, were computed as follows:

	Quarter Ended September 30, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$173,670

Basic earnings per share
Income available to common stockholders	$173,670	1,485,565	$0.12

Effect of dilutive securities
Stock options	—	34,728

Diluted earnings per share
Income available to common stockholders and assumed conversions	$173,670	1,520,293	$0.11

	Quarter Ended September 30, 2005
	Income	Weighted-Average Shares	Per Share Amount

Net income	$246,372

Basic earnings per share
Income available to common stockholders	$246,372	1,511,742	$0.16

Effect of dilutive securities
Stock options	—	52,677

Diluted earnings per share
Income available to common stockholders and assumed conversions	$246,372	1,564,419	$0.16

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2005 to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2006. These reclassifications had no effect on earnings.

NOTE 5 - RECENT DEVELOPMENTS

Effective October 1, 2006, the Company and Home Building Bancorp, Inc. (“Home Building Bancorp”), the parent company of Home Building Savings Bank, FSB, completed their merger pursuant to the Agreement and Plan of Merger dated April 25, 2006. Concurrent with the merger, Home Building Savings Bank merged with and into First Federal Savings Bank.  The aggregate merger consideration included approximately $5.6 million in cash and 294,000 shares of First Bancorp stock.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006, AND JUNE 30, 2006

Total consolidated assets of the Company grew $10.3 million, or 3.5%, to $304.9 million at September 30, 2006, from $294.6 million at June 30, 2006. This growth primarily occurred as proceeds from brokered deposits were used to fund loan activity and provide cash for the October 1, 2006, merger with Home Building Bancorp.

Cash and cash equivalents, which consist mainly of time deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $7.6 million to $17.3 million during the quarter ended September 30, 2006. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, remained unchanged at $229,000.

Investment securities, excluding investment CDs, decreased 1.5% to $69.7 million at September 30, 2006, due to principal receipts from the portfolio of mortgage-backed instruments. Overall, the portfolio is composed entirely of mortgage-related securities, federal agency notes, highly rated municipal bonds, and investment grade asset-backed paper.

Net loans grew to $191.1 million at September 30, 2006, a 2.3% increase from the $186.8 million balance at June 30, 2006, with commercial business and commercial real estate loans accounting for nearly all the growth. For example, commercial business loans increased $2.6 million, or 25.8%, during the quarter. In addition, commercial real estate mortgage loan production was responsible for an overall 2.6% increase in total mortgage loans. Also, $1.3 million of newly originated permanent single family residential mortgage loans, or 53.4% of total production, were sold during the most recent quarter. The consumer loan portfolio decreased 1.2% during the quarter ended September 30, 2006, as indirect automobile loan production totaled $12.7 million from which $5.0 million of consumer loans were sold. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

The allowance for loan losses totaled $911,000 at September 30, 2006, a $75,000 increase from the preceding quarter-end. The change was composed of $95,000 in provisions for losses and $20,000 in net charge-offs. The Company’s allowance for loan losses represented 0.47% of total loans at September 30, 2006, compared to 0.45% at June 30, 2006. Relative to nonperforming loans, the allowance for loan losses decreased to 89.8% at September 30, 2006, from 110.4% at June 30, 2006.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	September 30, 2006 (unaudited)	June 30, 2006

Loans accounted for on a nonaccrual basis	$1,015,000	$757,000
Accruing loans past due 90 days or more	--	--
Nonperforming loans	1,015,000	757,000
Real estate owned (net)	--	63,000
Other repossessed assets	6,000	5,000
Total nonperforming assets	$1,021,000	$825,000

Total loans delinquent 90 days or more to total loans	0.53%	0.40%
Total loans delinquent 90 days or more to total assets	0.33%	0.26%
Total nonperforming assets to total assets	0.33%	0.28%

Total deposits increased $11.2 million to $200.5 million at September 30, 2006, from $189.3 million at June 30, 2006. Deposit growth was the product of a $12.7 million increase in time deposits, including $10.9 million of brokered funds, and a $1.5 million net withdrawal from non-maturity deposit instruments. Borrowings, which were reduced $2.0 million to $71.0 million at September 30, 2006, consisted entirely of FHLB products. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $832,000, escrow balances at September 30, 2006, were 45.8% above the levels three months earlier due to a greater volume of loans serviced, together with seasonal variances. During the most recent quarter, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $488,000, or 14.2%. The change was attributed primarily to accrued interest on time deposits that pay interest semiannually.

Total stockholders’ equity increased $388,000 to $28.6 million at September 30, 2006, from $28.2 million at June 30, 2006. Aside from $174,000 of net income, the most significant components of the change included 4,225 shares of First Bancorp common stock repurchased at a total cost of $82,000 and semiannual cash dividends totaling $466,000. Also affecting stockholders’ equity were $70,000 in allocations of ESOP shares, and $28,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $664,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, AND 2005

GENERAL. Net income for the quarter ended September 30, 2006, fell 29.3% to $174,000 from $246,000 for the quarter ended September 30, 2005. As a result, the annualized return on average assets decreased to 0.23% for the quarter ended September 30, 2006, from 0.36% for the same quarter last year. Similarly, the return on average equity fell to 2.47% from 3.34% for the comparative quarters. A flattening, and ultimately inverting, of the yield curve over the course of the past twelve months and the resulting narrower interest rate spread were the primary contributors to the lower earnings. In addition, noninterest expenses increased moderately between the comparative quarters due to expenses associated with the new corporate headquarters.

NET INTEREST INCOME. At $1.6 million, net interest income for the quarter ended September 30, 2006, declined 3.2% from the same quarter a year ago due to a rising cost of funds. Total interest income increased 23.2% between the comparative quarters on a $22.1 million increase in average interest-earning assets. Total interest expenses increased 50.4% between the same periods as market funding rates rose steadily throughout the intervening twelve months. Consequently, the net interest margin declined to 2.38% for the first quarter of fiscal 2007 from 2.68% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $95,000, the provision for loan losses for the quarter ended September 30, 2006, was $20,000 more than the same quarter last fiscal year. Commercial and consumer loan production warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $501,000 for the quarter ended September 30, 2006, a 3.2% decrease from the same period the preceding year. At $68,000, net gains on loan sales were higher than the same quarter last year due to the bulk sale of $5.0 million of consumer loans. Other income was 12.0% lower this quarter due mainly to miscellaneous income related to the servicing of sold consumer loans.

NONINTEREST EXPENSE. At $1.8 million for the quarter ended September 30, 2006, total noninterest expense increased moderately from the same quarter in fiscal 2006. Net occupancy and equipment expenses experienced the greatest increase due to the new corporate headquarters that was placed in service in April 2006. Despite these added expense items, noninterest expenses relative to average assets declined 12 basis points to an annualized 2.42%.

INCOME TAXES. Effective tax rates for the quarters ended September 30, 2006 and 2005 approximated 20.2% and 36.0%, respectively. The variance between the comparable quarters was attributed to investments in bank-qualified municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2006, bank-only cash and cash equivalents totaled $17.2 million, or 5.6% of total assets. First Federal also had marketable securities, excluding a small inventory of investment CDs, totaling $69.7 million, of which, 79.6% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $5.0 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $55.9 million at September 30, 2006. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on such advances generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $10.8 million remaining available to borrow under its credit arrangement with the FHLB as of September 30, 2006. In addition, First Federal had unpledged collateral sufficient to add another $37.7 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2006, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2006 (unaudited)
Total capital (to risk weighted assets)	$25,917	12.14%	$17,076	8.00%	$21,345	10.00%
Tier I capital (to risk weighted assets)	26,203	11.75	8,538	4.00	12,807	6.00
Tier I capital (to adjusted total assets)	26,203	8.64	12,132	4.00	15,165	5.00

As of June 30, 2006
Total capital (to risk weighted assets)	$25,930	12.66%	$16,387	8.00%	20,483	10.00%
Tier I capital (to risk weighted assets)	26,407	12.28	8,193	4.00	12,290	6.00
Tier I capital (to adjusted total assets)	26,407	8.99	11,743	4.00	14,679	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares, none of which had been repurchased as of September 30, 2006. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. The Company’s previously announced third stock repurchase program to acquire up to 80,000 is expected to be concluded shortly. As of September 30, 2006, 70,467 shares had been repurchased under the third stock repurchase program leaving 9,533 shares remaining to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	1,225	$19.65	1,225	12,533
August 1, 2006 through August 31, 2006	3,000	$19.25	3,000	86,533
September 1, 2006 through September 30, 2006	0	N/A	N/A	86,533
Total	4,225	$19.37	4,225

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

FIRST BANCORP OF INDIANA, INC.

Dated: November 14, 2006	By: /s/ Michael H. Head
Michael H. Head
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2006	By: /s/ George J. Smith
George J. Smith
Treasurer and Chief Financial Officer
(principal financial and accounting officer)