Form 10QSB
period 2006-12-31
FIRST BANCORP OF INDIANA INC
filed 2007-02-14
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,852,934 of common stock, par value $0.01 per share, were outstanding as of February 2, 2007.

Transitional Small Business Disclosure Format (Check one):Yes ☐ No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2006

INDEX

Page
Part I Financial Information
Item 1. Financial Statements	3-6
Item 2. Management's Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	17

Part II Other Information
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Cash and due from banks	$1,854,173	$6,656,560
Interest-bearing demand deposits	8,929,953	3,056,142
Federal funds sold	0	25,000
Total cash and cash equivalents	10,784,126	9,737,702
Interest-bearing deposits	4,584,784	229,000
Investment securities
Available for sale	66,155,436	56,128,031
Held to maturity	15,662,510	14,593,296
Total investment securities	81,817,946	70,721,327
Loans	234,666,448	187,587,271
Allowance for loan losses	(1,233,361)	(835,736)
Net loans	233,433,087	186,751,535
Premises and equipment	9,433,944	8,543,424
Goodwill	5,959,039	1,786,297
Core deposit intangibles	969,040	86,690
Federal Home Loan Bank stock	4,564,700	4,013,800
Other assets	12,868,131	12,681,440

Total assets	$364,414,797	$294,551,215

Liabilities
Deposits
Non-interest bearing	$13,762,342	$15,698,051
Interest bearing	233,772,893	173,643,103
Total deposits	247,535,235	189,341,154
Long-term borrowings	77,493,839	73,000,000
Advances by borrowers for
taxes and insurance	618,069	570,357
Other liabilities	4,449,440	3,433,356
Total liabilities	330,096,583	266,344,867

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value
Authorized - 9,000,000 shares
Issued - 2,566,346 shares	25,663	22,724
Additional paid-in capital	27,816,779	22,360,757
Retained earnings	19,240,770	19,305,925
Accumulated other comprehensive income / (loss)	(775,289)	(1,659,119)
	46,307,923	40,030,287

Less:
Unreleased employee stock ownership plan
shares - 60,592 and 68,170 shares	(618,536)	(695,893)
Treasury stock - 729,660 and 717,632 shares	(11,371,173)	(11,128,046)

Total stockholders' equity	34,318,214	28,206,348

Total liabilities and stockholders' equity	$364,414,797	$294,551,215

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Interest Income
Loans receivable	$3,912,807	$2,644,503	$7,037,448	$5,030,244
Investment securities	967,200	806,982	1,797,808	1,553,304
Deposits with financial institutions	122,430	31,246	162,291	104,164
Federal funds sold	0	15,002	12,311	60,054
Other interest and dividend income	55,489	31,872	99,337	69,369
Total interest income	5,057,926	3,529,605	9,109,195	6,817,135

Interest Expense
Deposits	2,207,574	1,130,252	3,835,707	2,205,139
Borrowings	868,215	710,375	1,657,158	1,229,116
Other	21,758	28,026	43,516	56,051
Total interest expense	3,097,547	1,868,653	5,536,381	3,490,306

Net Interest Income	1,960,379	1,660,952	3,572,814	3,326,829

Provision for loan losses	100,000	82,000	195,000	157,000

Net Interest Income after Provision	1,860,379	1,578,952	3,377,814	3,169,829

Noninterest Income
Increase in cash surrender values
of life insurance	49,500	52,071	99,000	106,071
Net gains (losses) on loan sales	24,340	36,404	91,840	75,814
ATM transaction & POS interchange fees	66,566	60,404	126,777	122,524
Service charges on deposit accounts	108,788	104,066	212,778	216,144
Net gain on sale of branch office	0	685,647	0	685,647
Other income	209,769	214,827	429,171	464,233
Total noninterest income	458,963	1,153,419	959,566	1,670,433

Noninterest Expense
Salaries and employee benefits	1,059,114	957,114	1,985,954	1,932,784
Net occupancy expense	170,487	80,227	316,320	159,511
Equipment expense	100,584	94,797	214,013	184,210
Amortization of intangible assets	40,813	19,013	59,825	38,025
Professional fees	41,352	51,741	109,254	101,127
Advertising	53,914	79,472	121,658	161,871
Data processing fees	111,841	87,649	210,247	174,735
Other expense	437,395	374,480	798,610	715,304
Total noninterest expense	2,015,500	1,744,493	3,815,881	3,467,567

Income Before Income Tax	303,842	987,878	521,499	1,372,695
Income tax expense	76,289	331,084	120,275	469,529
Net Income	$227,553	$656,794	$401,224	$903,166

Basic earnings per share	$0.13	$0.44	$0.25	$0.60
Diluted earnings per share	$0.13	$0.42	$0.24	$0.58
Dividends declared per share	$-	$-	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

					Accumulated
			Additional		Other	Unallocated
	Comprehensive	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury
	Income	Stock	Capital	Earnings	Income	Shares	Shares	Total
Balances, June 30, 2006
		$22,724	$22,360,757	$19,305,925	$(1,659,119)	$(695,893)	$(11,128,046)	$28,206,348

Net income	$173,670			173,670				173,670
Other comprehensive income,
net of tax--Unrealized gains
on securities (unaudited)	664,161				664,161			664,161

Cash dividends paid ($0.30 per share)				(466,378)				(466,378)
Employee Stock Ownership Plan
shares allocated			31,504			38,647		70,152
Treasury shares purchased							(82,073)	(82,073)
Options exercised			(4,493)				32,593	28,099
Comprehensive income (unaudited)	$837,831

Balances, Sept 30, 2006 (unaudited)		$22,724	$22,387,768	$19,013,217	($994,958)	($657,246)	($11,177,526)	$28,593,979

Net income	$227,553			227,553				227,553
Other comprehensive income,
net of tax--Unrealized gains
on securities (unaudited)	219,669				219,669			219,669

Employee Stock Ownership Plan
shares allocated			33,969			38,710		72,679
Treasury shares purchased							(212,283)	(212,283)
Options exercised			(7,686)				18,636	10,950
Bank Acquisition		2,939	5,402,728					5,405,667
Comprehensive income (unaudited)	$447,222

Balances, Dec 31, 2006 (unaudited)		$25,663	$27,816,779	$19,240,770	($775,289)	($618,536)	($11,371,173)	$34,318,214

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year to Date
	December 31,
	2006	2005
	(Unaudited)

Net Cash Provided (Used) by Operating Activities	$566,659	($1,173,544)

Investing Activities
Net change in interest-bearing deposits	1,282,186	132,256
Proceeds from maturities of securities available for sale	4,189,550	8,826,484
Proceeds from maturities of securities held to maturity	628,917	1,472,675
Purchases of securities available for sale	(4,492,686)	(8,319,555)
Purchases of securities held to maturity	0	(10,123,250)
Net change in loans	(7,157,199)	(23,585,877)
Purchases of premises and equipment	(450,347)	(2,015,338)
Proceeds from sales of premises and equipment	0	1,131,920
(Purchase)/Sale of FHLB stock	61,600	(300,000)
Acquisition of bank, net of cash received	(2,024,394)	0

Net cash provided (used) by investing activities	(7,962,373)	(32,780,685)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand
and savings deposits	(3,771,012)	563,675
Certificates of deposit	17,424,767	(12,242,810)
Proceeds from issuance of long-term borrowings	0	20,000,000
Repayments of long-term borrowings	(4,500,000)	0
Net issuance of short-term borrowings	0	3,000,000
Advances by borrowers for taxes and insurance	10,068	60,219
Dividends paid	(466,378)	(479,918)
Purchase treasury shares	(294,356)	(1,125,721)
Options exercised	39,049	258,117

Net cash provided (used) by financing activities	8,442,138	10,033,562

Net Change in Cash and Cash Equivalents	1,046,424	(23,920,667)

Cash and Cash Equivalents, Beginning of Period	9,737,702	35,335,864

Cash and Cash Equivalents, End of Period	$10,784,126	$11,415,197

Additional Cash Flow Information
Interest paid	$5,040,929	$3,459,621
Income tax paid	55,000	110,000

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the year ending June 30, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - LONG-TERM DEBT

The following summarizes the Company's borrowings at December 31, 2006, and June 30, 2006. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods.

	December 31, 2006	June 30, 2006
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.330%, due in March 2008	$2,500,000
Fixed rate of 4.980%, due in December 2010	2,000,000
Fixed rate of 5.370%, due in February 2011	10,000,000	$10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 3.268%, due in January 2015	8,000,000	8,000,000
Fixed rate of 3.520%, due in May 2015	5,000,000	5,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.180%, due in March 2016	15,000,000	15,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.050%, due in July 2006		2,000,000
Fixed rate of 2.730%, due in January 2007	500,000
Fixed rate of 5.040%, due in March 2007	2,000,000	2,000,000
Fixed rate of 4.100%, due in April 2007	500,000
Fixed rate of 5.240%, due in May 2007	1,000,000	1,000,000
Fixed rate of 3.290%, due in August 2007	500,000
Fixed rate of 4.300%, due in June 2010	500,000

Total Federal Home Loan Bank advances	$77,500,000	$73,000,000

Weighted average rate	4.319%	4.238%

NOTE 3 - EARNINGS PER SHARE

Earnings per share for the quarters ended December 31, 2006, and December 31, 2005, were computed as follows:

	Quarter Ended December 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$227,553

Basic earnings per share
Income available to common stockholders	$227,553	1,779,459	$0.13

Effect of dilutive securities
Stock options	—	35,442
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$227,553	1,814,901	$0.13

	Quarter Ended December 31, 2005
	Income	Weighted-Average Shares	Per Share Amount

Net income	$656,794

Basic earnings per share
Income available to common stockholders	$656,794	1,496,823	$0.44

Effect of dilutive securities
Stock options	—	53,507
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$656,794	1,550,330	$0.42

Year-to-date earnings per share were computed as follows:

	Six Months Ended December 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$401,224

Basic earnings per share
Income available to common stockholders	$401,224	1,632,512	$0.25

Effect of dilutive securities
Stock options	—	35,085
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$401,224	1,667,597	$0.24

	Six Months Ended December 31, 2005
	Income	Weighted-Average Shares	Per Share Amount

Net income	$903,166

Basic earnings per share
Income available to common stockholders	$903,166	1,504,283	$0.60

Effect of dilutive securities
Stock options	—	53,092
Unvested MRP shares	—	—

Diluted earnings per share
Income available to common stockholders and assumed conversions	$903,166	1,557,375	$0.58

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2005, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2006. These reclassifications had no effect on earnings.

NOTE 5 - ACQUISITION OF HOME BUILDING BANCORP, INC.

Effective October 1, 2006, the Company completed its acquisition of Home Building Bancorp, Inc. (“Home Building Bancorp”), the parent company of Home Building Savings Bank, FSB, pursuant to the Agreement and Plan of Merger dated April 25, 2006. Concurrent with the acquisition, Home Building Savings Bank merged with and into First Federal Savings Bank.  The aggregate merger consideration included approximately $5.6 million in cash, 293,946 shares of First Bancorp stock valued at $18.39 per share pursuant to EITF Abstract 99-12, and acquisition costs approximating $809,000.

The transaction has been accounted for as a purchase, and the results of operations of Home Building Bancorp since the acquisition date have been included in the consolidated financial statements. The following table summarizes the allocation of the $11.8 million total acquisition cost for Home Building Bancorp to assets acquired and liabilities assumed, based on their fair values (in thousands):

Cash and cash equivalents	$8,994
Investment securities	10,032
Net loans	39,581
Premises and equipment	618
Goodwill	4,173
Core deposit intangibles	942
Other assets	1,712
Total assets acquired	66,052

Deposits	44,540
Long-term debt	8,993
Other liabilities	748
Total liabilities acquired	54,281

Net assets acquired	$11,771

As the table illustrates, $4.2 million of goodwill, which is not subject to amortization, resulted after determining the total fair value of the assets and liabilities. The $942,000 core deposit intangible is being amortized over 10 years on a straight-line basis.

Home Building Bancorp’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. Certain information, which is unaudited and pro forma, is presented below, and includes the effects of purchase accounting adjustments. The total net interest income, total income (net interest income plus noninterest income), net income, and basic and diluted earnings per share for the three- and six-month periods ended December 31, 2006, and December 31, 2005, after giving effect to the acquisition as if it occurred at the beginning of the periods presented, are as follows:

	For the three months Ended December 31,		For the six months Ended December 31
	2006	2005	2006	2005
	(in thousands, except per share data)

Net interest income	$1,960	$2,032	$3,941	$4,019
Total income	2,319	3,138	4,708	5,559
Net income	228	710	417	920
Basic earnings per share	0.13	0.40	0.23	0.51
Diluted earnings per share	0.13	0.39	0.23	0.50

These unaudited pro forma condensed combined results of operations do not reflect any anticipated post-merger cost savings and revenue enhancements. Accordingly, the pro forma results may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006, AND JUNE 30, 2006

Total consolidated assets of the Company increased $69.8 million, or 23.7%, to $364.4 million at December 31, 2006, from $294.6 million at June 30, 2006. Assets acquired via the merger with Home Building Bancorp accounted for the majority of the increase.

Cash and cash equivalents, which consist mainly of time deposits at the Federal Home Loan Bank of Indianapolis (FHLB), increased $1.0 million to $10.8 million during the six months ended December 31, 2006. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, totaled $4.6 million at December 31, 2006, compared to $229,000 six months earlier. The change was attributed solely to certificates acquired in the merger.

The Company acquired $10.0 million of investment securities, excluding investment CDs, via the merger. Consequently, this portfolio increased 15.7% through the first two quarters of fiscal 2007. This $81.8 million portfolio is composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper.

Net loans grew to $233.4 million at December 31, 2006, a 24.9% increase from the $186.8 million balance at June 30, 2006. Aside from the $39.6 million of net loans obtained from Home Bancorp, commercial business and commercial real estate loans accounted for nearly all the growth. For example, commercial real estate mortgage loans, including those secured by nonowner-occupied, one- to four-family residences, increased to 20.5% of net loans at December 31, 2006, from 16.5% at June 30, 2006. During the same period, commercial business loans increased to 6.0% from 4.8%. The consumer loan portfolio fell to 33.5% of net loans at December 31, 2006, from 38.6% at June 30, 2006 due in part to the lower ratio of consumer loans acquired in the merger. Indirect automobile loan production totaled $22.2 million during the first two quarters of fiscal 2007 from which $5.0 million of were sold. Also, $2.8 million of newly originated permanent single family residential mortgage loans, or 60.0% of total production, were sold during the first half of fiscal 2007. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

The allowance for loan losses totaled $1.2 million at December 31, 2006, a $398,000 increase from the preceding fiscal year end. The change was composed of $195,000 in provisions for losses, $64,000 in net charge-offs, and $267,000 of allowances associated with the loans acquired in the merger. The Company’s allowance for loan losses represented 0.53% of total loans at December 31, 2006, compared to 0.45% at June 30, 2006. Relative to nonperforming loans, the allowance for loan losses increased to 208.3% at December 31, 2006, from 110.4% at June 30, 2006.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	December 31, 2006 (unaudited)	June 30, 2006

Loans accounted for on a nonaccrual basis	$561,000	$757,000
Accruing loans past due 90 days or more	30,000	—
Nonperforming loans	591,000	757,000
Real estate owned (net)	29,000	63,000
Other repossessed assets	21,000	5,000
Total nonperforming assets	$641,000	$825,000

Total loans delinquent 90 days or more to total loans	0.25%	0.40%
Total loans delinquent 90 days or more to total assets	0.16%	0.26%
Total nonperforming assets to total assets	0.18%	0.28%

Total deposits increased $58.2 million to $247.5 million at December 31, 2006, from $189.3 million at June 30, 2006. Home Bancorp deposits were valued at $44.6 million at the effective date of the merger. The remaining deposit growth was attributed primarily to a $19.5 million increase in brokered funds that offset net withdrawals of non-maturity deposit instruments and retail certificates of deposit. Borrowings, which consisted entirely of FHLB products, increased $4.5 million due to advances acquired via the merger. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $618,000, escrow balances at December 31, 2006, were 8.4% above the levels six months earlier due to a greater volume of loans serviced, including loans acquired from Home Building Bancorp, together with seasonal variances. During the first six months of fiscal 2007, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $1.0 million, or 29.6%. The change was attributed primarily to accrued interest on time deposits and accrued income taxes.

Total stockholders’ equity increased $6.1 million to $34.3 million at December 31, 2006, from $28.2 million at June 30, 2006. The 293,946 shares of First Bancorp common stock issued in the merger added $5.4 million based on the $18.39 share price determined in accordance with EITF Abstract 99-12. Aside from the $401,000 of net income, other significant components of the change in equity included 15,328 shares of First Bancorp common stock repurchased at a total cost of $294,000 and semiannual cash dividends totaling $466,000. Also affecting stockholders’ equity were $143,000 in allocations of ESOP shares, and $39,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $884,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006, AND 2005

GENERAL. Net income for the quarter ended December 31, 2006, fell 65.3% to $228,000 from $657,000 for the quarter ended December 31, 2005. As a result, the annualized return on average assets decreased to 0.26% for the quarter ended December 31, 2006, from 0.93% for the same quarter last year. Similarly, the return on average equity fell to 2.67% from 9.04% for the comparative quarters. The higher net earnings for the second quarter of fiscal 2006 resulted from an after-tax gain of approximately $414,000 from the sale of a branch banking facility. Rising interest rates and an inversion of the yield curve over the past 12 months also weakened earnings. Noninterest expenses increased significantly between the comparative periods primarily due partly to personnel added in the merger. However, the greater noninterest expenses also reflect costs associated with the new corporate headquarters and the growth of the commercial lending function.

NET INTEREST INCOME. At $2.0 million, net interest income for the quarter ended December 31, 2006, grew 18.0% from the same quarter a year ago. Total interest income increased 43.3% between the comparative quarters on a $64.8 million increase in average interest-earning assets attributed mainly to the merger and a 79 basis point improvement in the average yield. Total interest expenses increased 65.8% between the same periods. Because market funding rates rose steadily throughout the intervening twelve months, the net interest margin declined to 2.44% for the second quarter of fiscal 2007 from 2.59% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $100,000, the provision for loan losses for the quarter ended December 31, 2006, was $18,000 more than the same quarter last fiscal year. The increased concentration of commercial loans warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $459,000 for the quarter ended December 31, 2006, compared to $1.2 million for the same quarter last year. Last year’s quarterly total included a $686,000 pre-tax gain from the sale of a branch office facility. Routine noninterest revenues were comparable between the comparative quarters.

NONINTEREST EXPENSE. At $2.0 million for the quarter ended December 31, 2006, total noninterest expense increased significantly from the same quarter in fiscal 2006 due in large part to ongoing personnel and other overhead expenses associated with the merger. Net occupancy and equipment expenses also reflected the impact of the new corporate headquarters that was placed in service in April 2006. The amortization of intangible assets more than doubled to $41,000 for the most recent quarter. The change is attributed primarily to the amortization of a $942,000 core deposit intangible that resulted from the merger. This asset is being amortized using the straight-line method over a ten year period. Despite these items, noninterest expenses relative to average assets declined 19 basis points to an annualized 2.29%.

INCOME TAXES. Effective tax rates for the quarters ended December 31, 2006 and 2005 approximated 25.1% and 33.5%, respectively. The variance between the comparable quarters was attributed to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006, AND 2005

GENERAL. Due largely to the gain from the December 2005 sale of a branch facility, earnings through the first half of fiscal 2007 were well below the same period in fiscal 2006. In addition, the net interest margin continued to narrow. Although routine noninterest revenues were generally on par with last year’s, noninterest expenses increased substantially due to personnel and facilities added in the merger, costs associated with the new corporate headquarters, and the continued growth of the commercial lending function.

Overall, net income for the six months ended December 31, 2006, decreased 55.6% to $401,000 from $903,000 for the six months ended December 31, 2005. Consequently, the annualized return on average assets declined to 0.25% for the six months ended December 31, 2006, from 0.65% for the same period last year. Similarly, the return on average equity decreased to 2.57% from 6.17% for the comparative six-month periods.

NET INTEREST INCOME. Net interest income increased 7.4% to $3.6 million for the six months ended December 31, 2006, compared to the same period a year earlier. Total interest income increased 33.6% between the comparable periods due in part to the earning assets acquired in the merger with Home Building Bancorp along with a 75 basis point improvement in the average yield on earning assts. Similarly, the average rate on costing liabilities rose 95 basis points between the comparable six-month periods. Consequently, the net interest margin declined to 2.41% for the first six months of fiscal 2007 from 2.63% for the same period the preceding fiscal year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $195,000, the provision for loan losses for the six months ended December 31, 2006, was $38,000 more than the same six-month period in fiscal 2006. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $64,000 for the most recent six months versus $186,000 for the first half of last fiscal year. The higher concentration of commercial loans warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $960,000 for the six months ended December 31, 2006, compared to $1.7 million for the same period the preceding year. The sale of a branch office facility in December 2005 accounted for most of the variance. Routine noninterest revenues were comparable between the comparative six-month spans.

NONINTEREST EXPENSE. At $3.8 million for the six months ended December 31, 2006, total noninterest expense increased 10.0% from the same period in fiscal 2006. The absorption of the former Home Building Savings Bank staff accounted for the increase in salaries and employee benefits. In addition to the facilities acquired via the merger, net occupancy and equipment expenses also reflected the impact of the new corporate headquarters that was placed in service in April 2006. The amortization of intangible assets increased 57.3% due to the $942,000 core deposit intangible that resulted from the recent merger. This asset is being amortized using the straight-line method over a ten year period. Despite these items, noninterest expenses relative to average assets declined 16 basis points to an annualized 2.35%.

INCOME TAXES. Effective tax rates for the six months ended December 31, 2006 and 2005 approximated 23.1% and 34.2%, respectively. The variance between the comparable quarters was attributed to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2006, bank-only cash and cash equivalents totaled $10.6 million, or 2.9% of total assets. First Federal also had marketable securities, excluding a small inventory of negotiable CDs, totaling $81.8 million, of which, 80.9% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $2.5 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $84.4 million at December 31, 2006. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances and other wholesale sources to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on wholesale funds generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $18.6 million remaining available to borrow under its credit arrangement with the FHLB as of December 31, 2006. In addition, First Federal had unpledged collateral sufficient to add another $26.1 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2006, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2006 (unaudited)
Total capital (to risk weighted assets)	$25,500	10.32%	$19,767	8.00%	$24,709	10.00%
Tier I capital (to risk weighted assets)	25,422	9.86	9,884	4.00	14,825	6.00
Tier I capital (to adjusted total assets)	25,422	7.11	14,294	4.00	17,868	5.00

As of June 30, 2006
Total capital (to risk weighted assets)	$25,930	12.66%	$16,387	8.00%	20,483	10.00%
Tier I capital (to risk weighted assets)	26,407	12.28	8,193	4.00	12,290	6.00
Tier I capital (to adjusted total assets)	26,407	8.99	11,743	4.00	14,679	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. The Company’s previously announced third stock repurchase program to acquire up to 80,000 was completed during the most recent quarter. As of December 31, 2006, 1,570 shares had been repurchased under the fourth stock repurchase program leaving 75,430 shares to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	0	N/A	N/A	86,533
November 1, 2006 through November 30, 2006	11,103	$19.07	11,103	75,430
December 1, 2006 through December 31, 2006	0	N/A	N/A	75,430
Total	11,103	$19.07	11,103

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application of this Statement may change current practices. The new standard will be effective for the Company beginning July 1, 2008. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material impact on its financial condition and results of operations for the current fiscal year.

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
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on November 15, 2006. The results of the votes on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Vote For	Vote Withheld

Timothy A. Flesch	1,307,285	13,807
Michael H. Head	1,309,085	12,007

2.	The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2007, was ratified by stockholders by the following vote:

For	1,317,917	Against	3,100	Abstain	75

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

FIRST BANCORP OF INDIANA, INC.

Dated: February 13, 2007	By:	/s/ Michael H. Head
Michael H. Head President and Chief Executive Officer (principal executive officer)

Dated: February 13, 2007	By:	/s/ George J. Smith
George J. Smith Treasurer and Chief Financial Officer (principal financial and accounting officer)