Form 10QSB
period 2007-03-31
FIRST BANCORP OF INDIANA INC
filed 2007-05-14
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,840,451 shares of common stock, par value $0.01 per share, were outstanding as of May 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Cash and due from banks	$8,766,888	$6,656,560
Interest-bearing demand deposits	3,557,172	3,056,142
Federal funds sold	0	25,000
Total cash and cash equivalents	12,324,060	9,737,702
Interest-bearing deposits	2,704,187	229,000
Investment securities
Available for sale	69,090,599	56,128,031
Held to maturity	15,183,559	14,593,296
Total investment securities	84,274,158	70,721,327
Loans	232,163,602	187,587,271
Allowance for loan losses	(1,153,017)	(835,736)
Net loans	231,010,585	186,751,535
Premises and equipment	9,446,216	8,543,424
Goodwill	5,959,039	1,786,297
Core deposit intangibles	931,736	86,690
Federal Home Loan Bank stock	4,564,700	4,013,800
Other assets	12,827,278	12,681,440

Total assets	$364,041,959	$294,551,215

Liabilities
Deposits
Non-interest bearing	$10,929,528	$15,698,051
Interest bearing	238,053,491	173,643,103
Total deposits	248,983,019	189,341,154
Borrowings	74,994,857	73,000,000
Advances by borrowers for
taxes and insurance	953,299	570,357
Other liabilities	5,079,052	3,433,356
Total liabilities	330,010,227	266,344,867

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value
Authorized - 9,000,000 shares
Issued - 2,566,346 shares	25,663	22,724
Additional paid-in capital	27,741,496	22,360,757
Retained earnings	18,874,880	19,305,925
Accumulated other comprehensive income / (loss)	(622,336)	(1,659,119)
	46,019,703	40,030,287

Less:
Unreleased employee stock ownership plan
shares - 56,806 and 68,170 shares	(579,889)	(695,893)
Treasury stock - 729,483 and 717,632 shares	(11,408,082)	(11,128,046)
Total stockholders' equity	34,031,732	28,206,348

Total liabilities and stockholders' equity	$364,041,959	$294,551,215

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest Income
Loans receivable	$3,882,760	$2,716,551	$10,920,208	$7,746,795
Investment securities	1,025,141	788,708	2,822,948	2,342,011
Deposits with financial institutions	119,110	25,918	281,401	130,083
Federal funds sold	0	22,259	12,311	82,313
Other interest and dividend income	58,375	52,514	157,713	121,883
Total interest income	5,085,386	3,605,950	14,194,581	10,423,085

Interest Expense
Deposits	2,365,032	1,300,450	6,200,739	3,505,589
Borrowings	850,704	690,426	2,507,863	1,919,542
Other	22,056	21,758	65,571	77,808
Total interest expense	3,237,792	2,012,634	8,774,173	5,502,939

Net Interest Income	1,847,594	1,593,316	5,420,408	4,920,146

Provision for loan losses	105,000	65,000	300,000	222,000

Net Interest Income after Provision	1,742,594	1,528,316	5,120,408	4,698,146

Noninterest Income
Increase in cash surrender values
of life insurance	53,372	52,500	152,372	158,571
Net gains on loan sales	22,588	53,640	114,428	129,454
ATM transaction & POS interchange fees	62,437	58,423	189,214	180,947
Service charges on deposit accounts	106,261	95,450	319,039	311,594
Net gain on sale of branch office	0	0	0	685,647
Other income	246,946	240,796	676,117	705,029
Total noninterest income	491,604	500,809	1,451,170	2,171,242

Noninterest Expense
Salaries and employee benefits	1,091,242	940,430	3,077,196	2,873,214
Net occupancy expense	177,160	103,274	493,480	262,785
Equipment expense	105,714	92,734	319,727	276,944
Amortization of intangible assets	37,305	19,013	97,130	57,038
Professional fees	52,169	48,413	161,423	149,540
Advertising	60,954	59,367	182,612	221,238
Data processing fees	118,203	94,372	328,450	269,107
Other expense	352,828	319,753	1,151,438	1,035,058
Total noninterest expense	1,995,575	1,677,356	5,811,456	5,144,924

Income Before Income Tax	238,623	351,769	760,122	1,724,464
Income tax expense	48,633	97,644	168,908	567,173

Net Income	$189,990	$254,125	$591,214	$1,157,291

Basic earnings per share	$0.11	$0.17	$0.35	$0.77
Diluted earnings per share	$0.10	$0.17	$0.34	$0.75
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Accumulated Comprehensive Income	Unallocated ESOP Shares	Treasury Shares	Total
Balances, June 30, 2006		$22,724	$22,360,757	$19,305,925	($1,659,119)	($695,893)	($11,128,046)	$28,206,348

Net income	$173,670			173,670				173,670
Other comprehensive income,
net of tax--Unrealized gains (losses)
on securities (unaudited)	664,161				664,161			664,161

Cash dividends paid ($0.30 per share)				(466,378)				(466,378)
Employee Stock Ownership Plan
shares allocated			31,504			38,647		70,152
Treasury shares purchased							(82,073)	(82,073)
Options exercised			(4,493)				32,593	28,099
Comprehensive income (unaudited)	$837,831

Balances, Sept 30, 2006 (unaudited)		$22,724	$22,387,768	$19,013,217	($994,958)	($657,246)	($11,177,526)	$28,593,979

Net income	$227,553			227,553				227,553
Other comprehensive income,
net of tax--Unrealized gains (losses)
on securities (unaudited)	219,669				219,669			219,669

Employee Stock Ownership Plan
shares allocated			33,969			38,710		72,679
Treasury shares purchased							(212,283)	(212,283)
Options exercised			(7,686)				18,636	10,950
Bank acquisition		2,939	5,402,728					5,405,667
Comprehensive income (unaudited)	$447,222

Balances, Dec 31, 2006 (unaudited)		$25,663	$27,816,779	$19,240,770	($775,289)	($618,536)	($11,371,173)	$34,318,214

Net income	$189,990			189,990				189,990
Other comprehensive income,
net of tax--Unrealized gains (losses)
on securities (unaudited)	152,953				152,953			152,953

Cash dividends paid ($0.30 per share)				(555,880)				(555,880)
Employee Stock Ownership Plan
shares allocated			29,666			38,647		68,313
Treasury shares purchased							(290,122)	(290,122)
Options exercised			(104,949)				253,213	148,264
Comprehensive income (unaudited)	$342,943

Balances, Mar 31, 2007 (unaudited)		$25,663	$27,741,496	$18,874,880	($622,336)	($579,889)	($11,408,082)	$34,031,732

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net Cash Provided (Used) by Operating Activities	$1,562,727	($1,008,577)

Investing Activities
Net change in interest-bearing deposits	3,162,783	674,931
Proceeds from maturities of securities available for sale	6,066,513	11,276,982
Proceeds from maturities of securities held to maturity	1,102,385	2,210,901
Purchases of securities available for sale	(9,036,951)	(8,319,555)
Purchases of securities held to maturity	0	(10,123,250)
Net change in loans	(4,757,364)	(24,413,298)
Purchases of premises and equipment	(580,031)	(4,154,936)
Proceeds from sales of premises and equipment	1,676	1,131,920
(Purchase)/sale of FHLB stock	61,600	(499,900)
Acquisition of bank, net of cash received	(2,024,394)	0

Net cash used by investing activities	(6,003,783)	(32,216,205)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand
and savings deposits	1,717,810	81,198
Certificates of deposit	13,383,729	(12,233,648)
Proceeds from issuance of long-term borrowings	8,000,000	40,000,000
Repayments of long-term borrowings	(15,000,000)	(13,000,000)
Advances by borrowers for taxes and insurance	345,298	348,778
Dividends paid	(1,022,258)	(951,899)
Purchase of treasury shares	(584,478)	(1,581,640)
Options exercised	187,313	388,784

Net cash provided by financing activities	7,027,414	13,051,573

Net Change in Cash and Cash Equivalents	2,586,358	(20,173,208)

Cash and Cash Equivalents, Beginning of Period	9,737,702	35,335,864

Cash and Cash Equivalents, End of Period	$12,324,060	$15,162,656

Additional Cash Flow Information
Interest paid	$7,782,614	$5,076,407
Income tax paid	175,000	615,000

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending June 30, 2007. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2006, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 - LONG-TERM DEBT

The following summarizes the Company's borrowings at March 31, 2007, and June 30, 2006. A $5,143 unamortized fair value adjustment resulting from the merger has been omitted from the totals for March 31, 2007. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank contingent upon meeting prescribed strike rates and/or initial lockout periods. Similarly, the counterparties to reverse repurchase agreements may terminate the agreements upon the expiration of the initial lockout periods.

	March 31, 2007	June 30, 2006
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.330%, due in March 2008	$2,500,000
Fixed rate of 4.980%, due in December 2010	2,000,000
Fixed rate of 5.370%, due in February 2011	10,000,000	$10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 3.268%, due in January 2015		8,000,000
Fixed rate of 3.520%, due in May 2015	5,000,000	5,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.180%, due in March 2016	15,000,000	15,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.050%, due in July 2006		2,000,000
Fixed rate of 5.040%, due in March 2007		2,000,000
Fixed rate of 4.100%, due in April 2007	500,000
Fixed rate of 5.240%, due in May 2007	1,000,000	1,000,000
Fixed rate of 3.290%, due in August 2007	500,000
Fixed rate of 4.300%, due in June 2010	500,000

Total Federal Home Loan Bank advances	$67,000,000	$73,000,000

Reverse repurchase agreements
Fixed rate of 4.2850%, due in January 2017	$8,000,000

Total long-term debt	$75,000,000	$73,000,000

Weighted average rate	4.419%	4.238%

NOTE 3 - EARNINGS PER SHARE

Earnings per share for the quarters ended March 31, 2007, and March 31, 2006, were computed as follows:

	Quarter Ended March 31, 2007
	Income	Weighted-Average Shares	Per Share Amount
Net income	$189,990

Basic earnings per share
Income available to common stockholders	$189,990	$1,784,571	$0.11

Effect of dilutive securities
Stock options	—	26,089

Diluted earnings per share
Income available to common stockholders and assumed conversions	$189,990	$1,810,660	$0.10

	Quarter Ended March 31, 2006
	Income	Weighted-Average Shares	Per Share Amount
Net income	$254,125

Basic earnings per share
Income available to common stockholders	$254,125	1,486,813	$0.17

Effect of dilutive securities
Stock options	—	47,028

Diluted earnings per share
Income available to common stockholders and assumed conversions	$254,125	1,533,841	$0.17

Year-to-date earnings per share were computed as follows:

	Nine months Ended March 31, 2007
	Income	Weighted-Average Shares	Per Share Amount
Net income	$591,214

Basic earnings per share
Income available to common stockholders	$591,214	$1,683,198	$0.35

Effect of dilutive securities
Stock options	—	32,087

Diluted earnings per share
Income available to common stockholders and assumed conversions	$591,214	$1,715,285	$0.34

	Nine months Ended March 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$1,157,291

Basic earnings per share
Income available to common stockholders	$1,157,291	1,498,459	$0.77

Effect of dilutive securities
Stock options	—	51,071

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,157,291	1,549,530	$0.75

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2006, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2007. These reclassifications had no effect on earnings.

NOTE 5 - ACQUISITION OF HOME BUILDING BANCORP, INC.

Effective October 1, 2006, the Company completed its acquisition of Home Building Bancorp, Inc. (“Home Building Bancorp”), the parent company of Home Building Savings Bank, FSB, pursuant to the Agreement and Plan of Merger dated April 25, 2006. Concurrent with the acquisition, Home Building Savings Bank merged with and into First Federal Savings Bank (“First Federal”).  The merger was undertaken to further the Company’s strategic growth plans by providing another market in which First Federal could offer its broad array of products and services. The aggregate merger consideration included approximately $5.6 million in cash, 293,946 shares of First Bancorp stock valued at $18.39, and acquisition costs approximating $809,000.

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

As the table illustrates, $4.2 million of goodwill, which is not subject to amortization, resulted after determining the fair value of the assets and liabilities. The amount of goodwill is subject to change as the purchase continues to be evaluated. The $942,000 core deposit intangible is being amortized over 10 years on a straight-line basis.

Home Building Bancorp’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. Certain information, which is unaudited and pro forma, is presented below, and includes the effects of purchase accounting adjustments. The total net interest income, total income (net interest income after provisions for loan losses plus noninterest income), net income, and basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2007, and March 31, 2006, after giving effect to the acquisition as if it occurred at the beginning of the periods presented, are as follows:

	For the three months Ended March 31,		For the nine months Ended March 31
	2007	2006	2007	2006
	(in thousands, except per share data)
Net interest income	$1,848	$1,918	$5,791	$5,995
Total income	2,234	2,409	6,945	8,062
Net income	190	267	594	1,234
Basic earnings per share	0.11	0.15	0.33	0.69
Diluted earnings per share	0.10	0.15	0.33	0.67

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007, AND JUNE 30, 2006

Total consolidated assets of the Company increased $69.4 million, or 23.6%, to $364.0 million at March 31, 2007, from $294.6 million at June 30, 2006. Assets acquired via the merger with Home Building Bancorp accounted for the majority of the increase.

Cash and cash equivalents, which consist mainly of funds on deposit at the Federal Home Loan Bank of Indianapolis (FHLB) or the Federal Reserve Bank, increased $2.6 million to $12.3 million during the nine months ended March 31, 2007. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, totaled $2.7 million at March 31, 2007, compared to $229,000 nine months earlier. The change was attributed solely to certificates acquired in the merger.

The Company acquired $10.0 million of investment securities, excluding investment CDs, via the merger. These acquired securities were contributors to the investment portfolio’s 19.2% increase through the first three quarters of fiscal 2007. The $84.3 million investment portfolio is composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper.

Net loans, including the $39.6 million acquired in the merger, totaled $231.0 million at March 31, 2007, a 23.7% increase from the $186.8 million balance at June 30, 2006. Thanks to steady production, the proportion of commercial-purpose loans increased significantly during this period even though the mix of acquired loans was more heavily weighted toward owner-occupied residential mortgage loans. For example, commercial real estate mortgage loans, including those secured by nonowner-occupied, one- to four-family residences, increased to 20.2% of net loans at March 31, 2007, from 16.5% at June 30, 2006. During the same period, commercial business loans increased to 7.0% from 4.8%. The consumer loan portfolio fell to 33.4% of net loans at March 31, 2007, from 38.6% at June 30, 2006 due in part to the lower ratio of consumer loans acquired in the merger. Indirect automobile loan production totaled $31.0 million during the first three quarters of fiscal 2007 from which $5.0 million was sold. Also, $4.2 million of newly originated permanent single family residential mortgage loans, or 64.8% of total production, were sold during the first three quarters of fiscal 2007. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

The allowance for loan losses totaled $1.2 million at March 31, 2007, a $317,000 increase from the preceding fiscal year end. The change was composed of $300,000 in provisions for losses, $250,000 in net charge-offs, and $267,000 of allowances associated with the loans acquired in the merger. The Company’s allowance for loan losses represented 0.50% of total loans at March 31, 2007, compared to 0.45% at June 30, 2006. The allowance for loan losses increased to 227.0% of nonperforming loans at March 31, 2007, from 110.4% at June 30, 2006.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	March 31, 2007	June 30, 2006
	(unaudited)
Loans accounted for on a nonaccrual basis	$158,000	$757,000
Accruing loans past due 90 days or more	350,000	--
Nonperforming loans	508,000	757,000
Real estate owned (net)	197,000	63,000
Other repossessed assets	14,000	5,000
Total nonperforming assets	$719,000	$825,000

Total loans delinquent 90 days or more to total loans	0.22%	0.40%
Total loans delinquent 90 days or more to total assets	0.16%	0.26%
Total nonperforming assets to total assets	0.20%	0.28%

Total deposits increased $59.7 million to $249.0 million at March 31, 2007, from $189.3 million at June 30, 2006. Home Building Bancorp deposits were valued at $44.5 million at the effective date of the merger. The remaining deposit growth was attributed primarily to a $16.0 million increase in brokered funds that offset net withdrawals of non-maturity deposit instruments and retail certificates of deposit. Borrowings, which consisted mainly of FHLB products, increased $2.0 million due primarily to advances acquired via the merger. The Federal Home Loan Bank of Indianapolis exercised its put option on an $8.0 million advance. These funds were replaced with a reverse repurchase agreement of similar structure. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $953,000, escrow balances at March 31, 2007, were 67.1% above the levels nine months earlier due to a greater volume of loans serviced, including loans acquired from Home Building Bancorp, together with seasonal variances. During the first nine months of fiscal 2007, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $1.6 million, or 47.9%. The change was attributed primarily to accrued interest on time deposits and accrued income taxes.

Total stockholders’ equity increased $5.8 million to $34.0 million at March 31, 2007, from $28.2 million at June 30, 2006. The 293,946 shares of First Bancorp common stock issued in the merger added $5.4 million based on an $18.39 share price. In addition to the $591,000 of net income, other significant components of the change in equity included 31,399 shares of First Bancorp common stock repurchased at a total cost of $584,000 and semiannual cash dividends totaling $1.0 million. Also affecting stockholders’ equity were $211,000 in allocations of ESOP shares, and $187,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $1.0 million was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007, AND 2006

GENERAL. Net income for the quarter ended March 31, 2007, fell 25.2% to $190,000 from $254,000 for the quarter ended March 31, 2006. As a result, the annualized return on average assets decreased to 0.21% for the quarter ended March 31, 2007, from 0.36% for the same quarter last year. Similarly, the return on average equity fell to 2.22% from 3.52% for the comparative quarters. Higher average interest rates between the comparative quarters have put upward pressure on deposit and borrowing costs and, consequently, further compressed the net interest margin. Noninterest expenses increased significantly between the comparative periods primarily due partly to personnel added in the merger. The greater noninterest expenses also reflect costs associated with the new corporate headquarters and the growth of the commercial lending function.

NET INTEREST INCOME. At $1.8 million, net interest income for the quarter ended March 31, 2007, grew 16.0% from the same quarter a year ago. Total interest income increased 41.0% between the comparative quarters on a $73.3 million increase in average interest-earning assets attributed mainly to the merger and a 55 basis point improvement in the average yield on these assets. Total interest expenses increased 60.9% between the same periods. Because market funding rates rose during the intervening twelve months, the net interest margin declined to 2.23% for the third quarter of fiscal 2007 from 2.47% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $105,000, the provision for loan losses for the quarter ended March 31, 2007, was $40,000 more than the same quarter last fiscal year. The increased concentration of commercial loans warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $492,000 for the quarter ended March 31, 2007, compared to $501,000 for the same quarter last year. Last year’s quarterly total included a $30,000 gain from the sale of approximately $5.0 million of consumer loans.

NONINTEREST EXPENSE. At $2.0 million for the quarter ended March 31, 2007, total noninterest expense increased significantly from the same quarter in fiscal 2006 due in large part to the personnel and facilities gained in the merger. Net occupancy and equipment expenses also reflected the impact of the new corporate headquarters that was placed in service in April 2006. The amortization of intangible assets nearly doubled to $37,000 for the most recent quarter. The change is attributed primarily to the amortization of a $942,000 core deposit intangible that resulted from the merger. This asset is being amortized using the straight-line method over a ten year period. Despite these items, noninterest expenses relative to average assets declined 18 basis points to an annualized 2.17%.

INCOME TAXES. Effective tax rates for the quarters ended March 31, 2007 and 2006 approximated 20.4% and 27.8%, respectively. The variance between the comparable quarters was attributed to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2007, AND 2006

GENERAL. Due largely to the gain from the December 2005 sale of a branch facility, earnings through the first three quarters of fiscal 2007 were well below the same period in fiscal 2006. In addition, the net interest margin continued to narrow. Although routine noninterest revenues were generally on par with the levels last year, noninterest expenses increased substantially due to personnel and facilities added in the merger, costs associated with the new corporate headquarters, and the continued growth of the commercial lending function.

Overall, the $591,000 of net income for the nine months ended March 31, 2007, was 48.9% below net income for the same period in fiscal 2006. Consequently, the annualized return on average assets declined to 0.23% from 0.55% for the respective nine-month periods. Similarly, the return on average equity decreased to 2.45% from 5.29%.

NET INTEREST INCOME. At $5.4 million, net interest income for the nine months ended March 31, 2007, increased 10.2% from the same period a year earlier. Total interest income increased 36.2% between the comparable periods due in part to the assets acquired in the merger with Home Building Bancorp coupled with a 69 basis point improvement in the average yield on interest-earning assets. Similarly, the average rate on interest-bearing liabilities rose 89 basis points between the comparable nine-month periods. As a result, the net interest margin declined to 2.35% for the first nine months of fiscal 2007 from 2.58% for the same period the preceding fiscal year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $300,000, the provision for loan losses for the nine months ended March 31, 2007, was $78,000 more than the same nine-month period in fiscal 2006. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $250,000 for the most recent nine months versus $213,000 for the first three quarters last fiscal year. In addition to the increase in net charge-offs, the higher concentration of commercial loans also warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $1.5 million for the nine months ended March 31, 2007, compared to $2.2 million for the same period the preceding year. The sale of a branch office facility in December 2005 accounted for most of the variance. Routine noninterest revenues were comparable between the comparative nine-month spans.

NONINTEREST EXPENSE. At $5.8 million for the nine months ended March 31, 2007, total noninterest expense increased 13.0% from the same period in fiscal 2006. The absorption of the former Home Building Savings Bank staff accounted for the largest portion of the increase in salaries and employee benefits. In addition to the facilities acquired via the merger, net occupancy and equipment expenses also reflected the impact of the new corporate headquarters that was placed in service in April 2006. The amortization of intangible assets increased 70.3% due to the $942,000 core deposit intangible that resulted from the recent merger. This asset is being amortized using the straight-line method over a ten year period. Despite these items, noninterest expenses relative to average assets declined 17 basis points to an annualized 2.29%.

INCOME TAXES. Effective tax rates for the nine months ended March 31, 2007 and 2006 approximated 22.2% and 32.9%, respectively. The variance between the comparable quarters was attributed to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2007, bank-only cash and cash equivalents totaled $11.8 million, or 3.3% of total assets. First Federal also had marketable securities, excluding a small inventory of negotiable CDs, totaling $84.3 million, of which, 82.0% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $5.5 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $81.6 million at March 31, 2007. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances and other wholesale sources to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on wholesale funds generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $25.7 million remaining available to borrow under its credit arrangement with the FHLB as of March 31, 2007. In addition, First Federal had unpledged collateral sufficient to add another $21.0 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2007, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2007 (unaudited)
Total capital (to risk weighted assets)	$25,762	10.59%	$19,467	8.00%	$24,334	10.00%
Tier I capital (to risk weighted assets)	25,738	10.16	9,734	4.00	14,600	6.00
Tier I capital (to adjusted total assets)	25,738	7.22	14,261	4.00	17,826	5.00

As of June 30, 2006
Total capital (to risk weighted assets)	$25,930	12.66%	$16,387	8.00%	$20,483	10.00%
Tier I capital (to risk weighted assets)	26,407	12.28	8,193	4.00	12,290	6.00
Tier I capital (to adjusted total assets)	26,407	8.99	11,743	4.00	14,679	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have also taken place. As of March 31, 2007, 17,641 shares had been repurchased under the fourth stock repurchase program leaving 59,359 shares to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	0	N/A	N/A	75,430
February 1, 2007 through February 28, 2007	15,888	$18.05	15,888	59,542
March 1, 2007 through March 31, 2007	183	$18.10	183	59,359
Total	16,071	$18.05	16,071

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156 (SFAS 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS 156 will be effective for the Company beginning July 1, 2007. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. We are currently evaluating the effect of the recognition and measurement provisions of SFAS 156. The Company does not believe the adoption of SFAS 156 will result in a material impact on the results of operations or financial condition.

In June 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109. FIN 48, which is effective for fiscal years beginning after December 15, 2006, presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company does not believe that the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application of this Statement may change current practices. The new standard will be effective for the Company beginning July 1, 2008. The Company has not completed its evaluation of the impact of the adoption of SFAS 157.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe that the application of SAB 108 will have a material impact on its financial condition and results of operations for the current fiscal year.

In February 2007, FASB issued Statement No. 15 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The new standard will be effective for the Company beginning July 1, 2008, although early adoption is allowed. The Company has not completed its evaluation of the impact of the adoption of SFAS 159.

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

FIRST BANCORP OF INDIANA, INC.

Dated: May 14, 2007	By:	/s/ Michael H. Head
Michael H. Head President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2007	By:	/s/ George J. Smith
George J. Smith Treasurer and Chief Financial Officer
(principal financial and accounting officer)