Form 10KSB
period 2007-06-30
FIRST BANCORP OF INDIANA INC
filed 2007-09-27
CIK 1074543

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for its most recent fiscal year were $21,303,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24.4 million based upon the closing price of $15.75 as quoted on the Nasdaq Global Market for August 1, 2007. Solely for purposes of this calculation, the shares held by the directors and officers of the issuer are deemed to be held by affiliates.

As of September 14, 2007, the issuer had 1,832,515 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-KSB

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

Effective October 1, 2006, First Bancorp completed its acquisition of Home Building Bancorp, Inc. (“Home Building Bancorp”), the parent company of Home Building Savings Bank, FSB, pursuant to an Agreement and Plan of Merger dated April 25, 2006. Concurrent with the acquisition, Home Building Savings Bank merged with and into First Federal.  The merger was undertaken to further First Bancorp’s strategic growth plans by providing another market in which First Federal could offer its broad array of products and services. The aggregate merger consideration included approximately $5.6 million in cash, 293,946 shares of First Bancorp stock valued at $18.39, and acquisition costs approximating $356,000. First Federal operates these branches under the Home Building Savings Bank name.

Market Area and Competition

First Federal conducts its operations through nine offices located in southwest Indiana. Most of First Federal’s depositors live in the areas surrounding its branches, and most of First Federal’s loans are made to persons in Evansville and the surrounding counties. Evansville is in the southwest corner of Indiana. The service sector (primarily medical services) is the largest source of employment. However, manufacturing has played an increasingly larger role in recent years with the addition or reopening of several plants. The area’s largest manufacturers produce pharmaceuticals, home appliances, aluminum and plastic products, and automobiles. Employers include Whirlpool Corporation, Bristol-Myers Squibb, Alcoa, AK Steel, General Electric and Toyota Motor Corp. Unemployment is currently low and First Federal believes the outlook for the area’s economy is positive.

First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. At June 30, 2006, which is the most recent date for which data is available from the FDIC, First Federal held 3.27% of the deposits in the Evansville, Indiana - Henderson, Kentucky Metropolitan Statistical Area. First Federal’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources to devote to marketing and technological advancements. While the competition for deposits and the origination of loans could limit First Federal’s future growth, First Federal allocates the resources necessary to maintain what it believes to be a state-of-the-art product line.

Lending Activities

The following table sets forth the composition of First Federal’s loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$102,293	43.66%	$78,803	42.00%	$79,725	50.61%
Construction	3,420	1.46	2,622	1.40	4,213	2.67
Commercial and multi-family	28,740	12.27	19,536	10.41	10,151	6.44
Total mortgage loans	134,453	57.39	100,961	53.81	94,089	59.72
Consumer lines of credit	5,310	2.27	5,540	2.95	5,992	3.80
Savings account loans	317	0.14	168	0.09	129	0.08
Commercial business loans	17,233	7.36	9,025	4.81	7,587	4.82
Consumer loans	76,971	32.84	71,930	38.34	49,741	31.58
Total loans	234,284	100.00%	187,624	100.00%	157,538	100.00%

Less:
Undisbursed loan funds	265		232		2,012
Net deferred loan (fees) costs	(283)		(196)		125
Allowance for loan losses	1,065		836		855

Net loans	$233,237		$186,752		$154,546

	At June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$76,178	45.46%	$65,716	46.77%
Construction	7,863	4.69	6,131	4.36
Commercial and multi-family	4,540	2.71	2,897	2.06
Total mortgage loans	88,581	52.86	74,744	53.19
Consumer lines of credit	5,358	3.20	4,358	3.10
Savings account loans	157	0.09	170	0.12
Commercial business loans	5,467	3.26	7,519	5.35
Consumer loans	68,003	40.59	53,721	38.24
Total loans	167,566	100.00%	140,512	100.00%

Less:
Undisbursed loan funds	3,731		4,224
Net deferred loan (fees) costs	70		165
Allowance for loan losses	1,078		1,101

Net loans	$162,687		$135,022

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of loans maturing in First Federal’s portfolio based on their scheduled contractual principal repayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan funds, deferred loan fees and allowance for loan losses.

	Amount Due
	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Mortgage loans:
One- to four-family	$11,781	$16,196	$12,658	$23,705	$37,953	$102,293
Construction	1,659	1,581	8	27	145	3,420
Commercial and multi-family	9,400	11,401	4,314	1,996	1,629	28,740
Consumer lines of credit	169	439	498	96	4,108	5,310
Savings account loans	317	-	-	-	-	317
Commercial business loans	8,901	5,502	2,462	300	68	17,233
Consumer loans	21,234	36,136	19,487	114	-	76,971
Total	$53,461	$71,255	$39,427	$26,238	$43,903	$234,284

The following table sets forth, as of June 30, 2007, the dollar amount of all loans due or repricing after June 30, 2008, based on their scheduled contractual principal payments, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rate
	(In thousands)
Mortgage loans:
One- to four-family	$76,693	$13,819
Construction	1,761	-
Commercial and multi-family	14,975	4,365
Consumer lines of credit	15	5,126
Savings account loans	-	-
Commercial business loans	7,707	625
Consumer loans	55,723	14
Total	$156,874	$23,949

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

Residential Real Estate Loans. First Federal offers a variety of fixed and adjustable-rate mortgage loan products. The loan fees charged, interest rates and other provisions of First Federal’s mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions. Generally, loans originated by First Federal conform to Fannie Mae underwriting standards. First Federal’s fixed-rate loans typically have maturities of 15 to 30 years. Recent increases in rates have caused 30 year loans to be the largest percentage of originations. First Federal also offers five- and seven-year balloon mortgages based on a 30-year amortization schedule. First Federal’s adjustable-rate mortgage (“ARM”) loans are typically based on a 30-year amortization schedule. Interest rates and payments on First Federal’s ARM loans generally are adjusted annually after a specified period ranging from one to ten years to a rate typically equal to 2.75% above the one-year constant maturity U.S. Treasury index. First Federal may offer ARM loans with initial rates below those which would prevail under the foregoing computation, determined by First Federal based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The maximum amount by which the interest rate may be increased or decreased in a given period on First Federal’s ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after three or more years. First Federal does not originate negative amortization loans. The terms and conditions of the ARM loans offered by First Federal, including the index for interest rates, may vary from time to time. First Federal believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving First Federal’s return on equity objectives by limiting the duration of the initial rate concession.

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

Construction Loans. First Federal originates loans to individuals for the construction of their personal residence. First Federal also makes loans to local home builders. Construction loans to individuals are made on the same terms as First Federal’s residential mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. First Federal’s construction loans to builders generally have fixed interest rates and are for a term of up to 18 months. Loans to builders may be made on a speculative basis, which means that the builder has not identified a purchaser for the home at the time the loan is made. Builders are evaluated on a case-by-case basis to establish a maximum credit limit. At June 30, 2007, First Federal had $2.7 million of outstanding loans to builders for the construction of single family residences. First Federal occasionally originates loans for the purchase of residential building lots. These loans have fixed interest rates and most have terms of five years or less. At June 30, 2007, First Federal had six such loans outstanding for $102,000. First Federal also provides financing for the development of residential and commercial building lots. These land development loans, together with loans for the purchase of commercial building lots, totaled $2.0 million at June 30, 2007.

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

Consumer and Other Loans. First Federal originates unsecured consumer loans and consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. Automobile loans are secured by both new and used cars and light trucks. Both new and used cars are financed for a period of up to 84 months and the rate on such loans is fixed for the term of the loan.

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

First Federal originates automobile loans through approximately 181 automobile dealers in southern Indiana, Kentucky and southern Illinois. These dealers provide First Federal applications to finance vehicles sold by their dealerships. Although the majority of the dealers through which First Federal originates loans sell both new and used automobiles, most of the loans First Federal originates are secured by used automobiles. First Federal processes loan applications through “Origenate,” an automated underwriting program by First American Credit Management Solutions, Inc. Applications processed through “Origenate” receive a score which, along with other underwriting criteria, determines if the application will be approved, denied or approved at an increased interest rate or on other terms.

During the year ended June 30, 2007, First Federal originated $42.8 million in automobile loans. At June 30, 2007, indirect automobile loans constituted 30.0% of total loans.

First Federal believes that it benefits from the higher yields earned on consumer loans and that the shorter duration of consumer loans improves First Federal’s interest rate risk position. However, consumer loans tend to have a higher rate of default than mortgage loans and full repayment of defaulted loans is less likely when the loan is secured by a depreciating asset like an automobile.

First Federal originates home equity loans in the form of lines of credit and fixed-rate term loans. At June 30, 2007, First Federal had $5.3 million of credit line equity loans and unused commitments to extend credit under credit line equity loans of $11.1 million. Most of these loans are made to existing customers. First Federal’s home equity line of credit loans have variable interest rates tied to the prime lending rate. First Federal imposes a maximum loan-to-value ratio of 100% after considering both the first and second mortgage loans. First Federal’s home equity loans may have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to an existing first mortgage on the property, which, in most cases, is held by First Federal.

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

Loan Originations, Sales and Purchases. In an effort to manage its interest rate risk position, First Federal generally sells the fixed-rate mortgage loans with terms in excess of 15 years that it originates. The sale of loans in the secondary mortgage market reduces First Federal’s risk that the interest rates paid to depositors will increase while First Federal holds long-term, fixed-rate loans in its portfolio. It also allows First Federal to continue to fund loans when savings flows decline or funds are not otherwise available. First Federal generally sells loans without recourse to Fannie Mae or the Federal Home Loan Bank with servicing retained. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale.

As of June 30, 2007, First Federal serviced pools of consumer loans with balances totaling $9.4 million sold to institutional investors. These pools, consisting of indirect automobile loans, were sold with servicing retained, thus allowing First Federal to earn a servicing fee. Of the current sold loan total, $525,000 were participations sold without recourse, whereby First Federal retains 10% of the loan balance and earns a set servicing fee on the portion sold. The remaining loans were sold with recourse. For the loans sold with recourse, First Federal typically earns a servicing fee approximating the contract interest rate net of a pass-through interest rate and loan losses. In fiscal 2005, First Federal repurchased a $6.9 million pool of automobile loan participations after the investor determined it was unable to hold the loans due to regulatory restrictions. No pools were repurchased in fiscal 2007 and 2006.

In June 2005, First Federal completed a securitization of automobile installment loans. The transaction involved the sale of approximately $50.8 million of receivables for which First Federal continues to provide servicing.

In the past, First Federal has supplemented its loan originations through the purchase of whole loans and loan participations. Except for the aforementioned repurchase, or in conjunction with branch acquisitions in November 2000 and the bank acquisition in October 2006, First Federal has not purchased any loans or loan participations in many years.

At June 30, 2007, First Federal was servicing mortgage loans for others (Fannie Mae and the Federal Home Loan Bank) amounting to approximately $40.0 million. First Federal also serviced consumer loans for others totaling $25.2 million. Servicing loans for others generally consists of collecting payments, disbursing payments to investors, processing default actions, and, in the case of mortgage loans, maintaining escrow accounts. The retained servicing interest in the sold consumer loans is accounted for in accordance with SFAS No. 140.

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

Loans are generally placed on nonaccrual status when they become 90 days past due. Although nonaccrual loans generally are returned to accrual status when they become less than 90 days past due, restructured loans remain on nonaccrual status pending establishment of a satisfactory six month payment history.

The following table sets forth information with respect to First Federal’s nonperforming assets and troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$311	$757	$408	$305	$388
Accruing loans past due 90 days or more	14	-	-	-	-
Nonperforming loans	325	757	408	305	388
Real estate owned (net)	10	63	-	-	-
Other repossessed assets	33	5	45	43	29
Total nonperforming assets	368	825	453	348	417

Troubled debt restructurings	29	31	670	624	-
Troubled debt restructurings and total nonperforming assets	$397	$856	$1,123	$972	$417

Total loans delinquent 90 days or more to net loans	0.14%	0.40%	0.26%	0.19%	0.28%
Total loans delinquent 90 days or more to total assets	0.09%	0.26%	0.15%	0.12%	0.21%
Total nonperforming assets and troubled debt restructurings to total assets	0.11%	0.29%	0.40%	0.37%	0.22%

Other than disclosed in the above table, there are no other loans at June 30, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Interest income that would have been recorded for the year ended June 30, 2007 had nonaccruing loans been current according to their original terms amounted to $36,000. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2007.

Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At June 30, 2007, First Federal owned one such property.

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

First Federal reviews and classifies its assets on a monthly basis. At June 30, 2007, First Federal classified as substandard $1.4 million of loans and no other assets. Assets classified as doubtful totaled $33,000 as of that date. At such date First Federal had loans aggregating $1.1 million designated as special mention.  First Federal had no significant impaired loans at June 30, 2007, 2006 or 2005.

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

At June 30, 2007, First Federal had an allowance for loan losses of $1.1 million, which represented 0.45% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While First Federal believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that First Federal’s regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

The following table sets forth an analysis of First Federal’s allowance for loan losses for the periods indicated.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at beginning of period	$836	$855	$1,078	$1,101	$831

Provision for loan losses	400	362	360	360	563

Loans transferred to held-for-sale	-	-	(254)	(134)	-

Allowance added via bank acquisition	266	-	-	-	-
Recoveries	118	96	89	39	14
Charge-offs	(555)	(477)	(418)	(288)	(307)
Net charge-offs	(437)	(381)	(329)	(249)	(293)
Allowance at end of period	$1,065	$836	$855	$1,078	$1,101

Ratio of allowance to total loans outstanding at the end of the period	0.45%	0.45%	0.55%	0.66%	0.81%

Ratio of net charge-offs to average loans outstanding during the period	0.20%	0.22%	0.18%	0.17%	0.24%

Allowance for loan losses to nonperforming loans	326.69%	110.44%	209.56%	353.44%	284.50%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans	$488	45.12%	$336	43.40%	$374	53.28%
Consumer and other loans	375	35.25	301	41.38	281	35.46
Commercial loans	202	19.63	199	15.22	200	11.26
Unallocated	-	N/A	-	N/A	-	N/A

Total allowance for loan losses	$1,065	100.00%	$836	100.00%	$855	100.00%

	At June 30,
	2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans	$374	50.15%	$419	51.13%
Consumer and other loans	504	43.88	532	41.46
Commercial loans	200	5.97	150	7.41
Unallocated	-	N/A	-	N/A

Total allowance for loan losses	$1,078	100.00%	$1,101	100.00%

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

First Federal maintains a significant portfolio of mortgage-backed and related securities. Almost all of these securities were issued by Fannie Mae, Freddie Mac or Ginnie Mae. Of First Federal’s $35.5 million mortgage-backed securities portfolio at June 30, 2007, $2.2 million had contractual maturities within ten years and $33.3 million had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal’s mortgage-backed securities amortize or prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

A portion of First Federal’s investment portfolio may from time to time consist of corporate securities and commercial paper. First Federal’s investment policy requires that such investments have one of the three highest ratings by a nationally recognized rating agency such as Standard & Poor’s or Moody’s. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of First Federal’s investment securities, including those that have high credit ratings, are subject to market risk insofar as increases in market rates of interest may cause a decrease in their market value. Corporate securities are also subject to credit risk insofar as the payment obligations on such securities are dependent on the successful operation of the issuer’s business.

The following table sets forth First Bancorp’s investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2007	2006	2005
	(In thousands)

Available for sale:
U.S. Government agency obligations	$27,691	$18,594	$10,634
Corporate obligations	4,502	4,496	2,000
Mortgage-backed securities	32,928	33,038	45,645
Total available for sale	65,121	56,128	58,279

Held to maturity:
Collateralized auto receivable	929	881	836
Municipal bonds	11,480	10,105	350
Mortgage-backed securities	2,568	3,607	5,854
Total held to maturity	14,977	14,593	7,040
Total	$80,098	$70,721	$65,319

At June 30, 2007, First Bancorp did not have any investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of its equity at June 30, 2007.

The following table sets forth the maturities and weighted average yields of the securities comprising First Bancorp’s investment securities portfolio at June 30, 2007. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		More Than One to Five Years		More Than Five to Ten Years		More Than Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agency obligations	$3,460	5.20%	$3,405	5.03%	$12,477	5.02%	$8,349	6.23%
Corporate obligations	99	4.65	378	5.39	-	-	4,025	6.60
Mortgage-backed securities	7	6.59	27	6.20	664	4.10	32,230	4.63
Total available for sale	$3,566	5.19%	$3,810	5.07%	$13,141	4.98%	$44,604	5.11%

Held to maturity:
Collateralized auto obligation	$-	0.00%	$929	5.25%	$-	0.00%	$-	0.00%
Municipal bonds	495	5.49	766	5.41	138	5.10	10,081	6.16
Mortgage-backed securities	-	0.00	374	5.85	1,154	6.21	1,040	7.01
Total held to maturity	495	5.49	2,069	5.42	1,292	6.09	11,121	6.24
Total	$4,061	5.23%	$5,879	5.20%	$14,433	5.08%	$55,725	5.33%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of First Federal’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowing from FHLB-Indianapolis is used to compensate for reductions in the availability of funds from other sources. First Federal also entered into an $8.0 million reverse repurchase agreement with Citigroup Global Markets during the fiscal year ended June 30, 2007.

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

The following table indicates the amount of First Federal’s jumbo and brokered certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit represent minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)

Three months or less	$34,866
Over three through six months	20,600
Over six through twelve months	39,869
Over twelve months	26,642
Total	$121,977

The following table sets forth the balances and changes in dollar amounts of deposits in the various types of accounts offered by First Federal between the dates indicated.

	At June 30,
	2007			2006			2005
	Amount	Percent of Total	Increase/ Decrease	Amount	Percent of Total	Increase/ Decrease	Amount	Percent of Total	Increase/ Decrease
	(Dollars in thousands)

Demand deposits	$37,283	14.84%	$2,212	$35,071	18.52%	$2,127	$32,944	16.83%	$(803)
Savings deposits	30,554	12.16	8,300	22,254	11.75	248	22,006	11.24	8,925
Certificates which mature:
Within 1 year	142,454	56.70	53,944	88,510	46.76	(3,540)	92,050	47.03	40,705
After 1 year, but within 2 years	29,886	11.90	(2,499)	32,385	17.10	(2,776)	35,161	17.96	(22,419)
After 2 years, but within 5 years	10,468	4.17	(138)	10,606	5.60	(2,271)	12,877	6.58	(13,338)
Certificates maturing thereafter	589	0.23	74	515	0.27	(180)	695	0.36	(77)
Total	$251,234	100.00%	$61,893	$189,341	100.00%	$(6,392)	$195,733	100.00%	$12,993

Borrowings. First Federal has the ability to use advances from the FHLB-Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Indianapolis functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB-Indianapolis and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At June 30, 2007, First Federal had remaining borrowing capacity of $25.8 million based on available collateral.

The following table sets forth certain information regarding First Federal’s use of borrowings during the periods indicated.

	Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Maximum balance at any month end	$80,000	$76,000	$57,000
Average balance	74,775	64,526	45,342
Period end balance	72,500	73,000	45,000
Weighted average interest rate:
At end of period	4.61%	4.25%	4.02%
During the period	4.47%	4.21%	3.80%

First Bancorp has supported its growth through the issuance of subordinated debentures from a special purpose trust that is a wholly-owned subsidiary of First Bancorp. At August 31, 2007, First Bancorp had outstanding subordinated debentures totaling $5.2 million. Payments of principal and interest on the subordinated debentures of this special purpose trust are unconditionally guaranteed by First Bancorp. Further, the accompanying junior subordinated debentures First Bancorp issued to the special purpose trust are senior to our shares of common stock.

Personnel

As of June 30, 2007, First Federal had 83 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and First Federal believes its relationship with its employees is good.

Subsidiary Activities

First Bancorp has two wholly-owned subsidiaries, First Federal and First Bancorp of Indiana Statutory Trust I (the “Trust”). The Trust is a special purpose trust through which First Bancorp issues trust preferred securities. First Federal operates two branches under the Home Building Savings Bank name and has two active subsidiaries, White River Service Corporation and FFSL Service Corporation, Inc. (“FFSL”). Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At June 30, 2007, First Federal’s equity investment in its subsidiaries was in compliance with these limitations. White River Service Corporation, which was acquired via Home Building Savings Bank, generated income by compiling loan origination data. First Federal used the FFSL service corporation in 1994 to purchase a $500,000 equity interest in a limited partnership organized to build, own and operate a 44-unit low-income apartment complex. The limited partnership generated low-income housing credits of approximately $73,000 per year over ten years, with the last of the credits claimed in 2004. During fiscal 2005, the service corporation sold its minority interest in a local title company. First Federal has one inactive subsidiary, FFSB Financial Corporation.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, First Bancorp is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. First Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. First Federal is a member of the FHLB and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS conducts periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on First Bancorp, First Federal and their operations. Certain regulatory requirements applicable to First Federal and to First Bancorp are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Bancorp.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances, including where an institution has a high degree of exposure to interest rate risk or is experiencing growth that presents supervisory problems. At June 30, 2007, First Federal met each of its capital requirements.

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

Insurance of Deposit Accounts.   Deposits of First Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of First Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, First Federal will have credits that offset all of its premiums in 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2007, First Federal met the qualified thrift lender test to the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2007 of $4.6 million.

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Bancorp and First Federal are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Bancorp or First Federal. For its 2007 taxable year, First Bancorp is subject to a maximum federal income tax rate of 34.0%.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of First Bancorp.

Name	Age (1)	Position

Michael H. Head	49	President and Chief Executive Officer
Kirby W. King	53	Vice President
George J. Smith	51	Treasurer and Chief Financial Officer

(1) As of June 30, 2007

The following table sets forth certain information regarding the executive officers of First Federal.

Name	Age (1)	Position

Michael H. Head	49	President and Chief Executive Officer
Kirby W. King	53	Executive Vice President and Chief Operating Officer
George J. Smith	51	Executive Vice President and Chief Financial Officer
Monica L. Stinchfield	51	Senior Vice President
Dale Holt	53	Senior Vice President
Jeff Sims	45	Senior Vice President
Richard S. Witte	54	Senior Vice President

(1)	As of June 30, 2007

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

Jeff Sims joined First Federal in February 2005 and currently serves as Senior Vice President of Commercial Lending. Prior to joining First Federal, Mr. Sims was employed by Old National Bancorp for 19 years.

Richard S. Witte joined First Federal in 1997 and in October 1998 became Vice President. Mr. Witte is responsible for information technology. Mr. Witte was named Senior Vice President in November 2004. Prior to joining First Federal, Mr. Witte was employed by Evansville Federal Savings Bank for 21 years.

ITEM 2. DESCRIPTION OF PROPERTY

First Federal currently conducts its business through its nine full service banking offices, including its main banking office, all of which it owns. First Federal has six offices in Evansville, Indiana and one office in Newburgh, Indiana. Home Building Savings Bank, a division of First Federal, operates from branches in Washington, Indiana and Petersburg, Indiana.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

First Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol FBEI. According to the records of its transfer agent, First Bancorp had approximately 407 stockholders of record as of July 31, 2007. This number does not reflect stockholders who hold their shares in “street name.” The following table sets forth the high and low sale price of First Bancorp’s common stock as of the close of market and dividends paid in each of the fiscal quarter’s in the years ended June 30, 2007 and 2006.

	High	Low	Dividends
Fiscal 2006:
First Quarter	$22.45	$19.77	$0.30
Second Quarter	22.50	20.90	-
Third Quarter	22.58	20.50	0.30
Fourth Quarter	21.50	18.28	-
Fiscal 2007:
First Quarter	$20.14	$17.45	$0.30
Second Quarter	20.17	18.42	-
Third Quarter	19.29	17.55	0.30
Fourth Quarter	18.38	15.07	-

The following table reports information regarding stock repurchases of First Bancorp’s common stock during the fourth quarter of 2007 and the stock repurchase plans approved by its Board of Directors.

Period	Total number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs(1)(2)

April 1, 2007 through April 30, 2007	-	N/A	-	59,359

May 1, 2007 through May 31, 2007	-	N/A	-	59,359

June 1, 2007 through June 30, 2007	-	N/A	-	59,359

Total	-	N/A	-

(1)	On August 24, 2006, First Bancorp announced the adoption of its third stock repurchase program to acquire up to 77,000, or 5%, of First Bancorp’s outstanding shares of common stock.
(2)	No repurchase plan or program has expired or been terminated during the fourth quarter of 2007.

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

Goodwill. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

At $363.0 million, total consolidated assets at June 30, 2007, were $68.4 million, or 23.2%, greater than the $294.6 million at June 30, 2006. Assets acquired in the merger with Home Building Bancorp, Inc. accounted for most of the increase.

Cash and cash equivalents, which are composed chiefly of demand deposits at the Federal Home Loan Bank (FHLB) of Indianapolis, increased $5.1 million to $14.9 million at June 30, 2007, from $9.7 million at June 30, 2006. Certificates of deposit with other financial institutions totaled $1.6 million at June 30, 2007, compared to $229,000 a year earlier. This change was attributed solely to certificates acquired in the merger.

The $10.0 million of investment securities, excluding investment CDs, acquired via the merger were major contributors to the investment portfolio’s 13.3% increase in fiscal 2007. The $80.1 million investment portfolio at June 30, 2007, was composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper.

Net loans, including the $39.6 million acquired in the merger, totaled $233.2 million at June 30, 2007, a 24.8% increase from the $186.8 million balance at June 30, 2006. Due to steady production throughout fiscal 2007, the proportion of commercial-purpose loans increased significantly even though the mix of loans added in the merger was more heavily weighted toward owner-occupied residential mortgage loans. For example, commercial real estate mortgage loans, including those secured by nonowner-occupied, one- to four-family residences, increased to 20.5% of gross loans at June 30, 2007, from 17.3% a year earlier. During the same period, commercial business loans increased to 7.4% from 4.8% of gross loans. The consumer loan portfolio was reduced to 33.0% of gross loans at June 30, 2007, from 38.4% at June 30, 2006, due in part to the lower ratio of consumer loans acquired in the merger. Indirect automobile loan production totaled $39.5 million in fiscal 2007 from which $5.0 million was sold. Also, $6.6 million of newly originated permanent single family residential mortgage loans, or 57.2% of total production, were sold in fiscal 2007. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations.

The allowance for loan losses totaled $1.1 million at June 30, 2007, a $229,000 increase from the preceding fiscal year end. The change was composed of $400,000 in provisions for losses, $437,000 in net charge-offs, and $266,000 of allowances associated with the loans acquired in the merger. The Company’s allowance for loan losses represented 0.45% of total loans at June 30, 2007, virtually unchanged from the level at June 30, 2006. The allowance for loan losses increased to 326.7% of nonperforming loans at June 30, 2007, from 110.4% at June 30, 2006.

Total deposits increased $61.9 million to $251.2 million at June 30, 2007, from $189.3 million at June 30, 2006. Home Building Bancorp deposits were valued at $44.5 million at the effective date of the merger. The remaining deposit growth was attributed primarily to a $19.7 million increase in brokered funds. Borrowings, which consisted mainly of FHLB products, decreased slightly to $72.5 million and included an $8.0 million reverse repurchase agreement of similar structure to the FHLB putable advance it replaced. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $695,000, escrow balances at June 30, 2007, were 21.9% above the levels a year earlier due to a greater volume of loans serviced, including loans acquired from Home Building Bancorp. During fiscal 2007, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $916,000, or 26.7%. The change was attributed primarily to accrued interest on time deposits.

Total stockholders’ equity increased $6.0 million to $34.2 million at June 30, 2007, from $28.2 million at June 30, 2006. The 293,946 shares of First Bancorp common stock issued in the merger added $5.4 million based on an $18.39 share price. In addition to the $518,000 of net income, other significant components of the change in equity included 31,399 shares of First Bancorp common stock repurchased at a total cost of $584,000 and semiannual cash dividends totaling $1.0 million. Also affecting stockholders’ equity were $276,000 in allocations of ESOP shares, $218,000 of tax benefit associated with employee benefit plans, and $224,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $976,000 was recognized on the portfolio of available-for-sale securities.

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

General.  Earnings for year ended June 30, 2007, compared unfavorably to the preceding fiscal year due primarily to a decline in the net interest margin and a large gain recorded in fiscal 2006 from the sale of a branch facility. Although routine noninterest revenues were generally on par with the levels last year, noninterest expenses increased substantially due to personnel and facilities added in the merger, costs associated with the new corporate headquarters, and the continued growth of the commercial lending function. In addition, an impairment write-down was taken in fiscal 2007 on a residual asset associated with securitized automobile loans.

Overall, the $518,000 of net income in fiscal 2007 was 61.3% below net income in fiscal 2006. Consequently, the return on average assets declined to 0.15% from 0.48% for the respective fiscal years. Similarly, the return on average equity decreased to 1.59% from 4.62%.

Net Interest Income.  At $7.3 million, net interest income for the year ended June 30, 2007, increased 10.3% from the preceding year. Total interest income increased 35.6% between the comparative fiscal years due in part to the assets acquired in the merger with Home Building Bancorp coupled with a 62 basis point improvement in the average yield on interest-earning assets. These increases were partially offset by the effects of an 87 basis point increase in the average rate on interest-bearing liabilities in fiscal 2007 on the larger funding base. Consequently, the net interest margin declined 25 basis points to 2.32% for fiscal 2007 from 2.57% in fiscal 2006.

Provision for Loan Losses.  The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $400,000, the provision for loan losses for the year ended June 30, 2007, was $38,000 more than for the year ended June 30, 2006. Net charge-offs totaled $437,000 in fiscal 2007 versus $381,000 in fiscal 2006. Fiscal 2007 net charge-offs comprised $226,000 of consumer loans, $171,000 of mortgage loans, and $40,000 of commercial credits. In addition to the increase in net charge-offs, the higher concentration of commercial loans also warranted the increased level of provisions. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

Noninterest Income. Noninterest income totaled $2.0 million for the twelve months ended June 30, 2007, compared to $2.7 million for the preceding year. The sale of a branch office facility in December 2005 accounted for most of the variance. Routine noninterest revenues were comparable between the comparative fiscal years.

Noninterest Expense.  At $8.3 million, total noninterest expense for the year ended June 30, 2007, increased 19.9% from the fiscal 2006 total. The absorption of the former Home Building Savings Bank staff accounted for the largest portion of the increase in salaries and employee benefits. In addition to the facilities acquired via the merger, net occupancy and equipment expenses also reflected the impact of the new corporate headquarters that was placed in service in April 2006. The amortization of intangible assets increased 76.8% due to the $942,000 core deposit intangible that resulted from the merger. This asset is being amortized using the straight-line method over a ten year period. Finally, the Company recognized a $271,000 charge to income on a residual asset associated with the securitization of automobile loans in fiscal 2005. Previously, the impairment, net of deferred taxes, had been reflected in the accumulated unrealized loss component of stockholder’s equity. Despite these items, noninterest expenses relative to average assets declined five basis points to 2.40%.

Income Tax Expense. Effective tax rates for fiscal years ended June 30, 2007 and 2006 approximated 10.3% and 31.7%, respectively. The variance between the comparable quarters was attributed to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

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

Provision for Loan Losses. First Bancorp recorded $362,000 of provisions for loan losses in the year ended June 30, 2006, compared to $106,000 the preceding year. The prior year’s provision was net of a $254,000 reduction in allowances associated with the automobile loans sold in the securitization transaction. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $381,000 for the 2006 fiscal year versus $329,000 in fiscal 2005 during which time the Company revised its treatment of seriously delinquent loans to borrowers who have filed for Chapter 13 bankruptcy protection. Nonperforming loans represented just 0.40% of total loans at June 30, 2006, compared to 0.27% a year earlier.

Noninterest Income. Noninterest income totaled $2.7 million for the twelve months ended June 30, 2006, compared to $1.4 million for the same period the preceding year. The 2006 fiscal year included a $686,000 gain from the sale in December 2005 of a branch office facility. The fiscal 2005 total included a $160,000 loss from the securitization transaction. Excluding the gain from the branch sale and the securitization loss, noninterest income increased 24.1% due largely to numerous income items related to the servicing of sold consumer loans. In addition, service charges on deposit accounts increased 14.8% between the comparative fiscal years due primarily to fee schedule changes.

Noninterest Expense.  Total noninterest expense increased 4.9% to $6.9 million for the year ended June 30, 2006. At $3.8 million, salaries and employee benefits in fiscal 2006 were slightly below the preceding year’s total as routine pay increases, personnel additions, and higher medical insurance costs were offset by the savings realized upon the final vesting of stock awards in April 2005. In addition, the first nine months in fiscal 2005 included a $61,000 reduction in the liability, and likewise the expense, associated with the withdrawal from the First Bancorp’s defined benefit pension plan. Net occupancy expenses, which increased 56.6% in fiscal 2006, were the largest contributor to the higher noninterest expenses. The new administrative office and banking center that was placed in service in April 2006 along with the new St. Philip branch were responsible for the higher occupancy expenses. Equipment expenses were reduced 11.1% between the comparative fiscal years due to a $48,000 decrease in software licensing expenses. Increased legal and audit-related fees triggered the higher professional fees. Advertising expenses rose 23.5% due to the Company’s coordinated media campaign to promote brand awareness. Other noninterest expenses increased 11.9% with the increase distributed among numerous expense categories, the most notable being indirect consumer loan processing expenses.

Income Tax Expense. First Bancorp reported a $621,000 income tax expense for the fiscal year ended June 30, 2006, compared to a $897,000 tax expenses in fiscal 2005. Effective tax rates for the comparative years were 31.7% and 36.9%, respectively, with the rate reduction attributed to investments in bank-qualified municipal securities.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the years ended June 30, 2007, 2006 and 2005 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Years Ended June 30,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)						(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$220,641	$14,863	6.74%	$174,267	$10,623	6.10%	$180,316	$10,532	5.84%
Investment securities	79,003	3,836	4.86	71,770	3,189	4.44	70,509	2,910	4.13
Deposits with financial institutions	7,952	374	4.70	3,944	151	3.83	3,061	90	2.94
Federal funds sold	231	12	5.19	2,505	97	3.87	2,501	49	1.96
Other	4,410	210	4.76	3,603	168	4.66	2,770	119	4.30
Total interest-earning assets	312,237	19,295	6.18	256,089	14,228	5.56	259,157	13,700	5.29
Non-interest-earning assets	32,314			25,967			19,277
Total assets	$344,551			$282,056			$278,434

Interest-bearing liabilities:
Demand and savings accounts	$52,669	$889	1.69	$42,548	$570	1.34	$44,673	$410	0.92
Certificates of deposit	165,748	7,718	4.66	129,208	4,326	3.35	143,117	3,760	2.63
Total deposits	218,417	8,607	3.94	171,756	4,896	2.85	187,790	4,170	2.22
Borrowings	74,775	3,341	4.47	64,526	2,715	4.21	45,342	1,725	3.80
Other	822	91	11.07	1,028	100	9.73	1,085	108	9.95
Capitalized interest	-	-	-	-	(64)	-	-	-	-
Total interest-bearing liabilities	294,014	12,039	4.09	237,310	7,647	3.22	234,217	6,003	2.56
Non-interest-bearing demand deposits	12,968			11,895			10,898
Other non-interest bearing liabilities	4,935			3,855			3,822
Stockholders’ equity	32,634			28,996			29,497
Total liabilities and stockholders’ equity	$344,551			$282,056			$278,434

Net interest income		$7,256			$6,581			$7,697
Interest rate spread (2)			2.09%			2.34%			2.73%
Net interest margin (3)			2.32%			2.57%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.20%			107.91%			110.65%

(1)	Average loans receivable includes nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of First Bancorp for the years ended June 30, 2007, 2006 and 2005. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,200	$3,040	$4,240	$451	$(360)	$91
Investment securities	310	337	647	226	53	279
Deposits with financial institutions	41	182	223	31	30	61
Federal funds sold	25	(110)	(85)	48	0	48
Other	4	38	42	11	38	49
Total net change in income on interest-earning assets	1,580	3,487	5,067	767	(239)	528
Interest-bearing liabilities:
Demand and savings accounts	167	152	319	168	(8)	160
Certificates of deposit	1,968	1,424	3,392	958	(392)	566
Total deposits	2,135	1,576	3,711	1,126	(400)	726
Borrowings	176	450	626	198	792	990
Other	13	(22)	(9)	(2)	(6)	(8)
Capitalized interest	-	64	64	-	(64)	(64)
Total net change in expense on Interest-bearing liabilities	2,324	2,068	4,392	1,322	322	1,644
Net change in net interest income	$(744)	$1,419	$675	$(555)	$(561)	$(1,116)

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

The following table sets forth the change in First Bancorp’s net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	Interest Rate Sensitivity of Net Portfolio Value
Basis Point (“bp”)	Net Portfolio Value			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

+300bp	$13,965	$(18,750)	(57.00)%	4.13%	(494)	bp
+200	20,763	(11,952)	(37.00)	6.00	(306)	bp
+100	27,415	(5,300)	(16.00)	7.75	(132)	bp
+50	30,092	(2,623)	(8.00)	8.42	(64)	bp
0	32,715			9.07
-50	34,162	1,447	4.00	9.38	32	bp
-100	35,431	2,716	8.00	9.65	59	bp
-200	36,242	3,527	11.00	9.73	67	bp

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

First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2007, cash and cash equivalents totaled $14.9 million, or 4.1% of total assets. At June 30, 2007, First Federal had outstanding commitments to originate loans of $3.2 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $142.5 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. In addition, management of First Federal believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances to fund deposit withdrawals, which could result in an increase in interest expense to the extent that the average rate paid on such advances sometimes exceeds the average rate paid on deposits of similar duration.

The primary investing activities of First Federal are originating loans and purchasing investments and mortgage-backed securities. In fiscal 2007, First Federal increased its loan portfolio by originating $73.3 million of loans.

First Federal’s significant financing activities are generally deposit accounts and FHLB borrowings. First Federal entered into an $8 million structured repurchase agreement, whereby investment securities are pledged as collateral against the borrowings.

On August 24, 2006, First Bancorp announced a stock repurchase program to acquire up to 77,000 shares, or 5%, of the Company’s outstanding shares of common stock. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have been considered. As of June 30, 2007, First Bancorp had repurchased 17,641 shares under the current program. The repurchase program is not expected to effect First Federal’s status as a well-capitalized institution or negatively impact First Bancorp’s liquidity position. See “Item 5 - Market for Common Equity and Related Stockholder Matters” for additional information regarding the Company’s stock repurchases.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If First Federal requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. Based on collateral at June 30, 2007, First Federal had approximately $25.8 million remaining available to it under its borrowing arrangement with the FHLB. At June 30, 2007, First Federal had $64.5 million of borrowings from the FHLB.

The following tables disclose contractual obligations of First Bancorp as of June 30, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-Term Debt Obligations	$72,500	$7,000	$12,500	$10,000	$43,000
Total	$72,500	$7,000	$12,500	$10,000	$43,000

OTS regulations require First Federal to maintain specific amounts of capital. As of June 30, 2007, First Federal complied with all regulatory capital requirements as of that date with tangible, core and risk-based capital ratios of 7.16%, 7.23% and 10.81%, respectively. For a detailed discussion of regulatory capital requirements, see Part I, Item 1, “Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements.”

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

For the year ended June 30, 2007, First Bancorp engaged in no off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are incorporated by reference to First Bancorp’s Audited Consolidated Financial Statements beginning at page F-2 of this Form 10-KSB.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The information relating to the directors and executive officers of First Bancorp is incorporated herein by reference to the section captioned “Item 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant” in this report.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Disclosure of Audit Committee Financial Expert

For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance-Committees of the Board of Directors of Equitable Financial-Audit Committee” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Code of Ethics and Business Conduct

First Bancorp has adopted a Code of Business Conduct that applies to First Bancorp’s directors, executive officers and all other employees. A copy of First Bancorp’s Code of Business Conduct is available to any person without charge upon written request made to the Corporate Secretary at 5001 Davis Lant Drive, Evansville, Indiana 47715.

ITEM 10. EXECUTIVE COMPENSATION

The information regarding executive and director compensation is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Stock Ownership” in First Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Equity Compensation Plan Information as of June 30, 2007

The following table provides information as of June 30, 2007 for compensation plans under which equity securities may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	89,563	$13.02	42,276
Equity compensation plans not approved by security holders	-	-	-
Total	89,563	$13.02	42,276

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related party transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 13. EXHIBITS

The following documents are filed as part of this report.
3.1	Articles of Incorporation of First Bancorp of Indiana, Inc.(1)

3.2	Amended Bylaws of First Bancorp of Indiana, Inc.(2)

4.1	Form of Stock Certificate of First Bancorp of Indiana, Inc.(1)

4.2	Terms of common shares of First Bancorp of Indiana, Inc. found in the Articles of Incorporation for First Bancorp of Indiana, Inc. are incorporated by reference to Exhibit 3.1

10.1	*First Federal Savings Bank Employee Stock Ownership Plan Trust Agreement(2)

10.2	*Employment Agreement between First Bancorp of Indiana, Inc., First Federal Savings Bank and Michael H. Head(2)

10.3	*First Federal Savings Bank Employee Severance Compensation Plan, as amended and restated(3)

10.4	*First Federal Savings Bank Director Deferred Compensation Plan(1)

10.5	*First Bancorp of Indiana, Inc. 1999 Stock-Based Incentive Plan, as amended(3)

10.6	*Deferred Compensation Agreement for Michael H. Head effective as of October 1, 2005(4)

10.7	*Deferred Compensation Agreement for Kirby King effective as of October 1, 2005.(4)

10.8	*Restated and Amended Executive Supplemental Retirement Income Master Agreement(1)

21.0	List of Subsidiaries

23.0	Consent of independent auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 and amendments thereto, initially filed on December 11, 1998, Registration No. 333-68793.

(2)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 1999.

(3)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-KSB for the year ended June 30, 2004.

(4)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 and amendments thereto, initially filed on July 20, 2006, Registration No. 333-135892.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to First Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on November 21, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Bancorp of Indiana, Inc.

Date: September 27, 2007	By:	/s/ Michael H. Head
Michael H. Head
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Michael H. Head
Michael H. Head	President, Chief Executive Officer and Director (principal executive officer)	September 27, 2007

/s/ George J. Smith
George J. Smith	Treasurer and Chief Financial Officer (principal financial and accounting officer)	September 27, 2007

/s/ Harold Duncan
Harold Duncan	Chairman of the Board	September 27, 2007

/s/ Timothy A. Flesch
Timothy A. Flesch	Director	September 27, 2007

/s/ David E. Gunn
David E. Gunn	Director	September 27, 2007

/s/ Gregory L. Haag
Gregory L. Haag	Director	September 27, 2007

/s/ Daniel L. Schenk
Daniel L. Schenk	Director	September 27, 2007

/s/ Jerome A. Ziemer
Jerome A. Ziemer	Director	September 27, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
First Bancorp of Indiana, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of First Bancorp of Indiana, Inc. (Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Evansville, Indiana
September 20, 2007

First Bancorp of Indiana, Inc.
Consolidated Balance Sheets
June 30, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$7,455,076	$6,656,560
Interest-bearing demand deposits with banks	7,395,910	3,056,142
Federal funds sold	—	25,000
Cash and cash equivalents	14,850,986	9,737,702
Interest-bearing deposits	1,616,000	229,000
Available-for-sale securities	65,120,545	56,128,031
Held-to-maturity securities	14,976,789	14,593,296
Loans, net of allowance for loan losses of $1,065,000 and $836,000 at June 30, 2007 and 2006, respectively	233,236,981	186,751,535
Premises and equipment	9,322,801	8,543,424
Federal Home Loan Bank stock	4,564,700	4,013,800
Goodwill	6,229,152	1,786,297
Core deposit intangible	894,431	86,690
Other assets	12,179,690	12,681,440
Total assets	$362,992,075	$294,551,215
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$11,503,688	$15,698,051
Interest-bearing	239,730,019	173,643,103
Total deposits	251,233,707	189,341,154
Borrowings	72,495,874	73,000,000
Advances from borrowers for taxes and insurance	695,051	570,357
Other liabilities	4,349,605	3,433,356
Total liabilities	328,774,237	266,344,867
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized and unissued 1,000,000 shares
Common stock, $0.01 par value; authorized 9,000,000 shares; issued 2007 and 2006 - 2,566,346 and 2,272,400 shares	25,663	22,724
Additional paid-in capital	27,959,954	22,360,757
Retained earnings	18,801,944	19,305,925
Accumulated other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of income taxes 2007 - $(419,000); 2006 - $(1,028,000)	(683,548)	(1,659,119)
	46,104,013	40,030,287
Unreleased employee stock ownership plan shares 2007 - 53,020 shares; 2006 - 68,170 shares	(541,241)	(695,893)
Treasury stock, at cost 2007 - 725,445 shares; 2006 - 717,632 shares	(11,344,934)	(11,128,046)
Total stockholders’ equity	34,217,838	28,206,348
Total liabilities and stockholders’ equity	$362,992,075	$294,551,215

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Consolidated Statements of Income
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Interest Income
Loans	$14,863,159	$10,622,829	$10,531,017
Investment securities	3,835,793	3,188,571	2,910,266
Deposits with banks	373,967	151,482	90,207
Federal funds sold	12,311	97,091	49,336
Other	209,928	168,148	118,831
Total interest income	19,295,158	14,228,121	13,699,657
Interest Expense
Deposits	8,607,024	4,896,467	4,169,876
Borrowings	3,341,032	2,714,889	1,724,679
Capitalized interest	—	(63,598)	—
Other	91,107	99,567	108,468
Total interest expense	12,039,163	7,647,325	6,003,023
Net Interest Income	7,255,995	6,580,796	7,696,634
Provision for Loan Losses	400,000	362,000	106,037
Net Interest Income After Provision for Loan Losses	6,855,995	6,218,796	7,590,597
Noninterest Income
Service charges on deposit accounts	425,656	426,402	371,467
Net gains on sales of loans	156,679	158,079	40,089
ATM transaction and POS interchange fees	258,883	243,215	230,967
Increase in cash surrender value of life insurance	203,372	208,071	211,170
Net gain on sales of premises and equipment	71,954	685,647	—
Other	891,180	930,826	570,722
Total noninterest income	2,007,724	2,652,240	1,424,415
Noninterest Expense
Salaries and employee benefits	4,157,869	3,800,142	3,827,607
Impairment of securitization residual	270,928	—	—
Net occupancy expense	693,656	401,638	256,563
Equipment expense	422,885	385,801	434,013
Data processing fees	448,201	364,308	370,141
Legal and professional fees	217,841	189,431	134,688
Amortization of intangible assets	134,435	76,050	76,050
Advertising	246,882	308,627	249,992
Other	1,693,454	1,384,310	1,237,089
Total noninterest expense	8,286,151	6,910,307	6,586,143
Income Before Income Taxes	577,568	1,960,729	2,428,869
Provision for Income Taxes	59,291	620,965	896,610
Net Income	$518,277	$1,339,764	$1,532,259
Basic Earnings Per Share	$0.30	$0.90	$1.02
Diluted Earnings Per Share	$0.30	$0.87	$0.98

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2007, 2006 and 2005

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unvested MRP Shares	Treasury Stock	Total
Balance, June 30, 2004		$22,724	$21,828,080	$18,344,146	$(908,658)	$(1,005,199)	$(134,927)	$(9,178,401)	$28,967,765
Net income	$1,532,259	—	—	1,532,259	—	—	—	—	1,532,259
Dividends on common stock, $.59 per share	—	—	—	(958,346)	—	—	—	—	(958,346)
Purchase of treasury stock (61,239 shares)	—	—	—	—	—	—	—	(1,250,740)	(1,250,740)
Exercise of stock options (32,574) shares)	—	—	(108,386)	—	—	—	—	470,989	362,603
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	147,306	—	—	154,653	—	—	301,959
Management Recognition Plan shares vested (17,214 shares)	—	—	(3,993)	—	—	—	134,927	—	130,934
Tax benefit of employee benefit plans	—	—	226,600	—	—	—	—	—	226,600
Change in unrealized depreciation on available-for-sale securities, net of income tax expense of $373,000	608,201	—	—	—	608,201	—	—	—	608,201
Comprehensive income	$2,140,460
Balance, June 30, 2005		22,724	22,089,607	18,918,059	(300,457)	(850,546)	0	(9,958,152)	29,921,235
Net income	$1,339,764	—	—	1,339,764	—	—	—	—	1,339,764
Dividends on common stock, $.60 per share	—	—	—	(951,898)	—	—	—	—	(951,898)
Purchase of treasury stock (75,909 shares)	—	—	—	—	—	—	—	(1,669,506)	(1,669,506)
Exercise of stock options (33,028 shares)	—	—	(40,278)	—	—	—	—	499,612	459,334
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	167,733	—	—	154,653	—	—	322,386
Tax benefit of employee benefit plans	—	—	143,695	—	—	—	—	—	143,695
Change in unrealized depreciation on available-for-sale securities, net of income tax benefit of $844,000	(1,358,662)	—	—	—	(1,358,662)	—	—	—	(1,358,662)
Comprehensive loss	$(18,898)
Balance, June 30, 2006		22,724	22,360,757	19,305,925	(1,659,119)	(695,893)	0	(11,128,046)	28,206,348

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended June 30, 2007, 2006 and 2005
(continued)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Unvested MRP Shares	Treasury Stock	Total
Balance, June 30, 2006 (Carried Forward)		$22,724	$22,360,757	$19,305,925	$(1,659,119)	$(695,893)	$0	$(11,128,046)	$28,206,348
Net income	$518,277	—	—	518,277	—	—	—	—	518,277
Dividends on common stock, $.60 per share	—	—	—	(1,022,258)	—	—	—	—	(1,022,258)
Purchase of treasury stock (31,399 shares)	—	—	—	—	—	—	—	(584,478)	(584,478)
Exercise of stock options (23,586 shares)	—	—	(143,429)	—	—	—	—	367,590	224,161
Employee Stock Ownership Plan shares allocated (15,150 shares)	—	—	121,557	—	—	154,652	—	—	276,209
Tax benefit of employee benefit plans	—	—	218,341	—	—	—	—	—	218,341
Stock issued for acquisition (293,946 shares)	—	2,939	5,402,728	—	—	—	—	—	5,405,667
Change in unrealized depreciation on available-for-sale securities, net of income tax expense of $609,000	975,571	—	—	—	975,571	—	—	—	975,571
Comprehensive income	$1,493,848
Balance, June 30, 2007		$25,663	$27,959,954	$18,801,944	$(683,548)	$(541,241)	$0	$(11,344,934)	$34,217,838

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2007, 2006 and 2005

	2007	2006	2005
Operating Activities
Net income	$518,277	$1,339,764	$1,532,259
Items not requiring (providing) cash
Provision for loan losses	400,000	362,000	106,037
Federal Home Loan Bank stock dividends received	—	—	(116,100)
Depreciation	452,459	279,145	240,492
Amortization of premiums and discounts on securities	(9,856)	153,422	260,290
Amortization of net loan origination fees	(300,823)	(152,410)	(148,420)
Amortization of intangible assets	134,435	76,050	76,050
Deferred income taxes	(77,000)	119,000	130,000
Increase in cash surrender value of life insurance	(203,372)	(208,070)	(211,170)
Loans originated for sale	(11,462,660)	(12,822,906)	(64,710,653)
Proceeds from sales of loans	11,619,339	12,980,985	64,750,742
Net gain on loan sales	(156,679)	(158,079)	(40,089)
Gain on sales of premises and equipment	(71,954)	(685,647)	—
Compensation expense related to employee stock ownership plan and management recognition plan	276,209	322,386	432,893
Tax benefit of employee benefit plans	75,404	143,695	226,600
Changes in
Other assets	(228,370)	(112,791)	(2,881,743)
Other liabilities	1,297,206	(2,735,318)	2,495,903

Net cash provided by (used in) operating activities	2,262,615	(1,098,774)	2,143,091

Investing Activities
Net change in interest-bearing deposits	4,250,970	729,892	(15,103)
Proceeds from maturities of available-for-sale securities	9,852,365	13,495,511	15,622,766
Proceeds from maturities of held-to-maturity securities	1,303,523	2,546,448	2,695,802
Purchases of available-for-sale securities	(9,254,567)	(13,319,555)	(7,055,958)
Purchases of held-to-maturity securities	—	(10,123,250)	(350,000)
Net change in loans	(7,003,624)	(32,414,746)	8,183,304
Purchase of premises and equipment	(616,110)	(5,337,048)	(1,468,819)
Proceeds from sales of premises and equipment	113,028	1,151,435	—
Redemption (purchase) of Federal Home Loan Bank stock	61,600	(699,800)	(520,700)
Acquisition of bank, net of cash received	(2,556,155)	—	—

Net cash provided by (used in) investing activities	(3,848,970)	(43,971,113)	17,091,292

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2007, 2006 and 2005
(continued)

	2007	2006	2005
Financing Activities
Net increase (decrease) in demand deposits, money market, NOW and savings accounts	$(5,485,658)	$2,375,413	$8,122,037
Net increase (decrease) in certificates of deposit	22,837,885	(8,766,795)	4,870,643
Net decrease in short-term borrowings	—	—	(12,500,000)
Proceeds from issuance of long-term debt	12,000,000	41,000,000	15,000,000
Repayments of long-term debt	(21,500,000)	(13,000,000)	(5,666,667)
Net increases in advances from borrowers for taxes and insurance	87,050	25,177	27,081
Dividends paid	(1,022,258)	(951,898)	(958,346)
Purchase of treasury stock	(584,478)	(1,669,506)	(1,250,740)
Exercise of stock options	224,161	459,334	362,603
Windfall tax benefit of stock options exercised	142,937	—	—

Net cash provided by financing activities	6,699,639	19,471,725	8,006,611

Increase (Decrease) in Cash and Cash Equivalents	5,113,284	(25,598,162)	27,240,994

Cash and Cash Equivalents, Beginning of Year	9,737,702	35,335,864	8,094,870

Cash and Cash Equivalents, End of Year	$14,850,986	$9,737,702	$35,335,864

Supplemental Cash Flows Information
Interest paid	$11,231,392	$7,551,309	$5,826,715
Income taxes paid, net of refunds	$175,000	$615,000	$725,000

See Notes to Consolidated Financial Statements

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accounting and reporting policies of First Bancorp of Indiana, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The Bank operates some of its branches under Home Building Savings Bank, a division of First Federal Savings Bank (HBSB). The Bank has three wholly owned subsidiaries, FFSL Service Corporation (FFSL), FFSB Financial Corporation (FFSB Financial) and White River Service Corporation (WRSC). The more significant of the policies are described below.

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

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Vanderburgh County and Daviess County, Indiana and surrounding counties. The Bank’s loans are generally secured by specific items of collateral, including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in Southwestern Indiana.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Bank, FFSL, FFSB Financial and WRSC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted of interest-bearing deposits with the Federal Home Loan Bank, Federal Reserve Bank and federal funds sold to a correspondent bank at June 30, 2007 and 2006.

The Company and Bank maintain balances in correspondent bank deposit accounts that at times may exceed federally insured limits. This amount was approximately $7,522,000 at June 30, 2007. The Company and Bank have not experienced any losses in such accounts and management does not believe they are exposed to any significant risk.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

Automobile Loan Securitizations

In 2005, the Bank used the securitization of automobile loans as a source of funding and as a mechanism to reduce its volume of automobile loans. Automobile loans were transferred into a qualifying special purpose entity (SPE) then to a trust in a transaction that is effective under applicable banking rules and regulations to legally isolate the assets from the Bank. Where the transferor is a depository institution such as the Bank, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140) requires, for certain transactions completed after the initial adoption date, a “true sale” analysis of the treatment of the transfer under state law as if the Bank were a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the Bank and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the Bank’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special purpose entities.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

A legal opinion was obtained for the automobile loan securitization transaction in 2005, which was structured as a two-step securitization. While noting that the transaction fell within the meaning of a securitization under the FDIC regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule), in accordance with accounting guidance, an analysis was also rendered under state law as if the Bank was a debtor under the bankruptcy code. The true sale opinion provides reasonable assurance that the purchased assets would not be characterized as the property of the Bank’s receivership or conservatorship estate in the event of insolvency and also states the Bank would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the Bank upon such event.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and accounted for as available-for-sale securities with subsequent adjustments to fair value recorded through other comprehensive income within stockholders’ equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other than temporary. The retained interests are included in other assets in the consolidated balance sheets. At June 30, 2007, management determined that the unrealized loss on the retained interest was other than temporary and recorded an impairment charge of approximately $271,000 in other noninterest expense. Beginning July 1, 2007, management intends to account for the retained interest as a trading security and record any future changes in fair value through the income statement. The Bank uses assumptions and estimates in accordance with SFAS 140 for determining the fair value allocated to the retained interests at the time of sale. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds and discount rates commensurate with the risks involved.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Goodwill

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible Assets

Intangible assets from the HBSB acquisition are being amortized on a straight-line basis over 10 years. Intangible assets from the acquisition of two Permanent Bank branches are being amortized on an accelerated basis over eight years. Such assets are periodically evaluated as to the recoverability of their carrying value.

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

Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Stock Options

At June 30, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 17. The Company adopted SFAS 123R, Share-Based Payment, (SFAS 123R) in 2006. All stock options and restricted shares were previously vested and no stock options or restricted shares were granted in 2006; therefore, there was no impact from adopting SFAS 123R. Prior to adopting SFAS 123R, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation prior to July 1, 2005.

2005
Net income, as reported	$1,532
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(85)

Pro forma net income	$1,447

Earnings per share
Basic - as reported	$1.02
Basic - pro forma	$0.96
Diluted - as reported	$0.98
Diluted - pro forma	$0.92

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net earnings.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 2:	Acquisition of Home Building Bancorp, Inc.

On October 1, 2006, the Company acquired 100% of the outstanding common stock of Home Building Bancorp, Inc. (Home Building). The results of Home Building’s operations have been included in the consolidated financial statements since that date. Home Building is a savings institution located in Washington, Indiana. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

The aggregate purchase price was $11.3 million, including $5.6 million of cash and common stock valued at $5.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$3,356
Interest-bearing time deposits	5,638
Investment securities	10,032
Loans	39,581
Premises and equipment	618
Core deposits	942
Goodwill	4,443
Other assets	1,496

Total assets acquired	66,106

Deposits	44,540
Long-term debt	8,993
Other liabilities	1,255

Total liabilities assumed	54,788

Net assets acquired	$11,318

The only significant intangible asset acquired was the core deposit base, which has a useful life of approximately 10 years and will be amortized using the straight-line method. None of the goodwill is expected to be deductible for tax purposes.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

The following proforma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	Year Ended June 30
	2007	2006
Net interest income	$7,627	$8,128
Net income	$521	$1,644
Per share - combined
Basic net income	$0.29	$0.92
Diluted net income	$0.29	$0.89

Note 3:	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 2007, was $584,000.

Note 4:	Investments

Available-for-Sale Securities

The amortized cost and approximate fair values of securities classified as available for sale are as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$33,691	$54	$(817)	$32,928
U.S. Government agencies	28,060	—	(369)	27,691
Corporate obligations	4,480	25	(3)	4,502

	$66,231	$79	$(1,189)	$65,121

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value

Mortgage-backed securities	$34,823	$—	$(1,785)	$33,038
U.S. Government agencies	19,154	—	(560)	18,594
Corporate obligations	4,488	10	(2)	4,496

	$58,465	$10	$(2,347)	$56,128

The amortized cost and fair value of available-for-sale securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
Within one year	$3,565	$3,559
One to five years	3,807	3,783
Five to ten years	12,674	12,477
After ten years	12,494	12,374
	32,540	32,193
Mortgage-backed securities	33,691	32,928

	$66,231	$65,121

Held-to-Maturity Securities

The amortized cost and approximate fair values of securities classified as held to maturity are as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$2,568	$25	$—	$2,593
Municipal bonds	11,480	—	(315)	11,165
Collateralized auto obligations	929	—	(15)	914

	$14,977	$25	$(330)	$14,672

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Approximate Fair Value
Mortgage-backed securities	$3,607	$27	$(10)	$3,624
Municipal bonds	10,105	—	(398)	9,707
Collateralized auto obligations	881	7	—	888

	$14,593	$34	$(408)	$14,219

The amortized cost and fair value of held-to-maturity securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Amortized	Fair
	Cost	Value
Within one year	$495	$494
One to five years	1,695	1,670
Five to ten years	138	133
Over ten years	10,081	9,782
	12,409	12,079
Mortgage-backed securities	2,568	2,593

	$14,977	$14,672

Securities with a carrying value of approximately $45,384,000 at June 30, 2007, and $38,793,000 at June 30, 2006, were pledged as collateral to secure FHLB advances and repurchase agreements.

There were no sales of securities during 2007, 2006 and 2005.

There were no transfers of securities between classifications during 2007, 2006 and 2005.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2007 and 2006, was $65,900,000 and $64,147,000, respectively, which is approximately 82% and 91% of the Company’s available-for-sale and held-to-maturity investment portfolios, respectively. These declines primarily resulted from recent increases in market interest rates.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

The following tables show the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2007
U.S. Government agencies	$9,810	$(77)	$17,881	$(292)	$27,691	$(369)
Mortgage-backed securities	1,723	(6)	23,929	(811)	25,652	(817)
Municipal bonds	6,466	(166)	4,700	(149)	11,166	(315)
Corporate obligations	99	(1)	378	(2)	477	(3)
Collateralized loan obligations	914	(15)	—	—	914	(15)

Total temporarily impaired securities	$19,012	$(265)	$46,888	$(1,254)	$65,900	$(1,519)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2006
U.S. Government agencies	$13,135	$(396)	$5,458	$(164)	$18,593	$(560)
Mortgage-backed securities	3,091	(93)	31,370	(1,702)	34,461	(1,795)
Municipal bonds	9,707	(398)	—	—	9,707	(398)
Corporate obligations	1,386	(2)	—	—	1,386	(2)

Total temporarily impaired securities	$27,319	$(889)	$36,828	$(1,866)	$64,147	$(2,755)

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 5:	Loans and Allowance for Loan Losses

Categories of loans at June 30 include:

	2007	2006
Mortgage loans
One-to-four family	$102,293	$78,803
Construction	3,420	2,622
Commercial and multi-family	28,740	19,536
Commercial business loans	17,233	9,025
Consumer loans	76,971	71,930
Consumer lines of credit	5,310	5,540
Loans to depositors secured by savings	317	168

Total loans	234,284	187,624

Deferred loan fees (costs)	283	196
Undisbursed portion of construction loans	(265)	(232)
Allowance for loan losses	(1,065)	(836)

Net loans	$233,237	$186,752

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
Balance, beginning of year	$836	$855	$1,078
Provision charged to expense	400	362	106
Allowance added in acquisition	266	—	—
Losses charged off, net of recoveries of $118 for 2007, $96 for 2006 and $89 for 2005	(437)	(381)	(329)

Balance, end of year	$1,065	$836	$855

There were no significant impaired loans at June 30, 2007 or 2006.

Loans delinquent 90 days or more and still accruing totaled $14,000 and $0 at June 30, 2007 and 2006, respectively. Nonaccruing loans at June 30, 2007 and 2006, were $311,000 and $757,000, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 6:	Automobile Loan Securitization

The Bank completed an automobile loan securitization transaction in June 2005. The transaction resulted in the sale of $47.7 million of AAA rated class A notes, $2.0 million of A rated class B notes and $1.0 million of BBB rated class C notes.

A summary of the components of managed loans, which represents both owned and securitized loans, follow. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

	June 30, 2007
	Principal Balance	Loans Past Due Over 30 Days
Total managed automobile loans	$101,228	$1,518
Less: automobile loans securitized	15,718	479
Less: automobile loans sold to other investors	9,380	59

Total automobile loans held in portfolio	$76,130	$980

Certain cash flows received from the securitization trust follow:

	2007	2006
Proceeds from securitization	$0	$0
Servicing fees received	$115	$198
Purchases of delinquent or foreclosed assets	$0	$0

The Bank estimated the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. The Bank receives annual servicing fees based on the loan balances outstanding, the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values and the sensitivity of the June 30, 2007, fair values to immediate 10% and 20% adverse changes in those assumptions follows. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

	Fair Value	Weighted-average Life (in months)	Monthly Prepayment Speed (% ABS)	Expected Cumulative Credit Losses	Annual Discount Rate	Weighted-average Coupon
Interest-only strip
As of the date of securitization	$2,985	54	1.60%	0.65%	8.0%	7.34%
As of June 30, 2007	$1,601	34	1.60%	1.00%	8.0%	7.24%
Decline in fair value of 10% adverse change	$0	0	$32	$8	$18	$0
Decline in fair value of 20% adverse change	$0	0	$67	$15	$36	$0

Servicing asset
As of the date of securitization	$170	54	1.60%	0.65%	8.0%	0
As of June 30, 2007*	$55	34	1.60%	1.00%	8.0%	0
Decline in fair value of 10% adverse change	$0	0	$3	$0	$0	$0
Decline in fair value of 20% adverse change	$0	0	$7	$0	$0	$0

*	Carrying value of the servicing asset approximated fair value at June 30, 2007

Note 7:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2007	2006
Land	$2,108	$2,051
Buildings	7,343	6,869
Equipment	2,140	1,920
	11,591	10,840
Less accumulated depreciation	2,268	2,297

Net premises and equipment	$9,323	$8,543

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 8:	Goodwill

The changes in the carrying amount of goodwill for the years ended June 30 were:

	2007	2006
Balance, beginning of year	$1,786	$1,786
Acquisition of Home Building Bancorp	4,443	—

Balance, end of year	$6,229	$1,786

Note 9:	Other Intangible Assets

The carrying basis and accumulated amortization of recognized intangible assets at June 30 were:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangible	$1,474	$(580)	$532	$(445)

Amortization expense for each of the years ended June 30, 2007, 2006 and 2005, was $134,400, $76,000 and $76,000, respectively. Estimated amortization expense for each of the following five years is:

2008	$117
2009	94
2010	94
2011	94
2012	94
Thereafter	401

$894

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 10:	Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $39,955,000 and $37,483,000 at June 30, 2007 and 2006, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $312,000 and $243,000 at June 30, 2007 and 2006, respectively.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 2007 and 2006, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights.

	2007	2006
Mortgage servicing rights
Balances, beginning of year	$402	$340
Servicing rights capitalized	78	99
Amortization of servicing rights	(42)	(37)
Balance, end of year	$438	$402

Consumer loans are also serviced for others and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of consumer loans serviced for others totaled $25,098,000 and $40,601,000 at June 30, 2007 and 2006, respectively.

The aggregate fair value of capitalized consumer loan servicing rights at June 30, 2007 and 2006, approximated carrying value. A valuation model that calculates the present value of future cash flows was used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated consumer loan servicing rights.

	2007	2006
Consumer servicing rights
Balance, beginning of year	$370	$479
Servicing rights capitalized	211	206
Amortization of servicing rights	(304)	(315)
Balance, end of year	$277	$370

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 11:	Other Assets and Other Liabilities

	2007	2006
Other assets
Interest receivable
Investment securities	$750	$582
Loans	1,052	715
Cash surrender value of life insurance	5,332	5,129
Investment in limited partnership	76	77
Net deferred tax asset	539	1,282
Retained interest in auto loan securitization	1,601	1,998
Mortgage and consumer servicing rights	715	772
Prepaid expenses and other	2,115	2,126
Total other assets	$12,180	$12,681

Other liabilities
Interest payable
Deposits	$896	$234
Other borrowings	181	230
Deferred directors’ fees and officers’ compensation	784	930
Payments due investors on sold consumer loans	624	740
Accounts payable - dealer fees	167	239
Accrued expenses and other	1,698	1,060
Total other liabilities	$4,350	$3,433

The investment in limited partnership of $76,100 and $77,300 at June 30, 2007 and 2006, respectively, represents a 40% equity interest in Vann Park II, L.P., a limited partnership organized to build, own and operate a 44-unit apartment complex. The Bank has recorded equity in the losses of the partnership totaling $(1,200) for each of the years ended June 30, 2007, 2006 and 2005.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 12:	Deposits

	2007	2006
Demand deposits	$37,283	$35,071
Savings deposits	30,554	22,254
Certificates of deposit of $100,000 or more	121,977	82,702
Other certificates of deposit	61,420	49,314
Total deposits	$251,234	$189,341

At June 30, 2007, the scheduled maturities of time deposits are as follows:

2008	$142,454
2009	29,886
2010	6,054
2011	2,777
2012	1,637
Thereafter	589
$183,397

Time deposits at June 30, 2007 and 2006, included brokered deposits of $79,439,000 and $59,767,000, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 13:	Income Taxes

The provision for income taxes includes these components:

	2007	2006	2005
Taxes currently payable
Federal	$103	$412	$670
State	33	90	97
Deferred income taxes
Federal	(67)	103	94
State	(10)	16	36
Income tax expense	$59	$621	$897

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2007	2006	2005
Computed at the statutory rate (34%)	$196	$667	$826
Increase (decrease) resulting from
State income taxes, net of federal benefit	16	70	87
Cash surrender value of life insurance	(69)	(71)	(72)
Tax-exempt interest	(146)	(110)	—
Nondeductible expenses	71	77	—
Other	(9)	(12)	56
Actual tax expense	$59	$621	$897

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2007	2006
Deferred tax assets
Differences in accounting for loan losses	$399	$313
Deferred compensation and directors’ fees	354	414
Deposit-based intangibles	—	93
Exercise of nonqualified options	58	81
Unrealized losses on available-for-sale securities	419	1,028
Accrued vacation	64	45
Impairment of retained interest	102	—
Other adjustments from acquisition	84	—
State net operating loss carryforward	75	—
Other	14	22

	1,569	1,996
Deferred tax liabilities
Differences in depreciation methods	(70)	(51)
Federal Home Loan Bank dividends	(160)	(156)
Mortgage servicing rights	(164)	(151)
Consumer servicing rights	(26)	(53)
State taxes	(11)	(13)
Deposit-based intangibles	(241)	—
Goodwill	(264)	(216)
Prepaid intangibles	(94)	(74)

	(1,030)	(714)

Net deferred tax asset	$539	$1,282

Retained earnings at June 30, 2007 and 2006, included approximately $4,102,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax, bad debt losses or adjustment arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,395,000.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 14:	Borrowings

Borrowings consisted of the following components:

	2007	2006
FHLB advances
Fixed rate of 5.31%, due in June 2008	$4,000	$—
Fixed rate of 4.35%, due in September 2015	10,000	10,000
Fixed rate of 3.70%, due in September 2015	10,000	10,000
Fixed rate of 5.24%, due in May 2007	—	1,000
Fixed rate of 5.04%, due in March 2007	—	2,000
Fixed rate of 4.18%, due in March 2016	—	15,000
Fixed rate of 3.05%, due in July 2006	—	2,000
Fixed rate of 3.27%, due in January 2015	—	8,000
Fixed rate of 3.52%, due in May 2015	—	5,000
Fixed rate of 5.37%, due in February 2011	10,000	10,000
Fixed rate of 4.83%, due in July 2011	10,000	10,000
Fixed rate of 4.61%, due in June 2017	15,000	—
Fixed rate of 4.98%, due in December 2010	2,000	—
Floating at three month LIBOR rate, due in March 2008	2,500	—
Fixed rate of 3.29%, due in August 2007	500	—
Fixed rate of 4.30%, due in June 2010	500	—
Structured Repurchase Agreement 4.285%, due in January 2017	8,000	—
Discount on purchased borrowings	(4)	—
Total borrowings	$72,496	$73,000

The FHLB advances are secured by a blanket pledge of qualifying first-mortgage loans totaling $87,370,000 and investment securities with market values totaling $36,143,000 at June 30, 2007.

The repurchase agreement is secured by U.S. agency securities and such collateral is held by a third-party safekeeping agent. The maximum amount outstanding at any given month end during 2007 was $8,000,000 and the monthly average of such agreements totaled $3,670,000 during 2007. There were no outstanding repurchase agreements during the year ended June 30, 2006.

The repurchase agreement at June 30, 2007, had a maturity date of January 17, 2017, with options to terminate the transaction by the counter-party. On July 17, 2007, the agreement was terminated by the counter-party and a new agreement for the same dollar amount was entered into with a rate of 4.46% and otherwise similar terms.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Aggregate annual maturities of borrowings at June 30, 2007, were:

2008	$6,996
2009	—
2010	500
2011	12,000
2012	10,000
Thereafter	43,000
$72,496

Note 15:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2007	2006	2005
Unrealized gains (losses) on securities available for sale and equity securities	$1,314	$(2,203)	$981
Reclassification for realized amount included in income	271	—	—
Other comprehensive income (loss) before tax effect	1,585	(2,203)	981
Tax expense (benefit)	609	(844)	373
Other comprehensive income (loss)	$976	$(1,359)	$608

The components of other comprehensive income are the unrealized gains (losses) on securities available for sale (including assets available for sale in connection with the automobile loan securitization).

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total capital (to risk-weighted assets)	$25,680	10.81%	$19,010	8.00%	$23,763	10.00%
Tier I capital (to risk-weighted assets)	$25,675	10.40%	$9,505	4.00%	$14,258	6.00%
Core capital (to adjusted total assets)	$25,675	7.23%	$14,200	4.00%	$17,750	5.00%
Core capital (to adjusted tangible assets)	$25,675	7.23%	$7,100	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	$25,398	7.16%	$5,321	1.50%	N/A	N/A

As of June 30, 2006
Total capital (to risk-weighted assets)	$25,930	12.66%	$16,387	8.00%	$20,483	10.00%
Tier I capital (to risk-weighted assets)	$26,407	12.28%	$8,193	4.00%	$12,290	6.00%
Core capital (to adjusted total assets)	$26,407	8.99%	$11,743	4.00%	$14,679	5.00%
Core capital (to adjusted tangible assets)	$26,407	8.99%	$5,872	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	$26,037	8.88%	$4,398	1.50%	N/A	N/A

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
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 17:	Employee Benefit Plans

Pension Plan

The Bank was a participant in a pension fund known as the Financial Institutions Retirement Fund (FIRF). FIRF is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. In June of 2004, the board of directors voted to withdraw from the FIRF due to the size and volatility of prospective required contributions. In connection with the withdrawal from the FIRF, the Bank recorded compensation expense of $1,087,000 in 2004. The expense was recorded based on an estimate of the cost to exit the plan by the plan administrator. The Bank also recorded pension expense during 2004 prior to the withdrawal of $273,000 in connection with the normal annual contributions. A portion of the withdrawal expense was recovered in 2005, due to the fact that the actual cost to withdraw from the plan was less than the original projections. Total pension expense was $0, $0 and $(61,200) for 2007, 2006 and 2005, respectively. The FIRF provided pension benefits for substantially all of the Bank’s employees.

401(k) Plan

The Bank has a retirement savings Section 401(k) plan in which substantially all employees may participate. The Bank’s expense for the plan was $111,900, $102,800 and $107,700 for 2007, 2006 and 2005, respectively. Due to the withdrawal from the multi-employer pension plan, the Bank began providing a discretionary match of employees’ contributions at the rate of 100% of the first 6% of base salary contributed by participants effective July 1, 2004. The Company match ceased on May 31, 2007.

Supplemental Retirement Plan

The Bank also has supplemental retirement plan arrangements for the benefit of certain officers. These arrangements are funded by life insurance contracts which have been purchased by the Bank. The Bank’s expense for the plan was $145,600, $135,900 and $122,200 for the years ended June 30, 2007, 2006 and 2005, respectively. The Bank also established deferred compensation arrangements with certain directors whereby, in lieu of currently receiving fees, the directors or their beneficiaries will be paid benefits for an established period following the director’s retirement or death. These arrangements are also funded by life insurance contracts which have been purchased by the Bank. The Bank’s expense for the plan was $65,900, $61,100 and $64,800 for the years ended June 30, 2007, 2006 and 2005, respectively.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

Stock totaling 15,150 shares for each of the years 2007, 2006 and 2005, with an average fair value of $18.23, $21.28 and $19.93, respectively, per share, were released or committed to be released, resulting in ESOP compensation expense of approximately $276,000, $322,000 and $302,000, respectively. Shares held by the ESOP at June 30 were as follows:

	2007	2006
Allocated shares	95,006	80,150
Shares committed to be released	1,415	2,230
Unreleased shares	60,583	75,736
Total ESOP shares	157,004	158,116
Fair value of unallocated shares at June 30	$912,986	$1,417,778

Management Recognition Plan

On April 25, 2000, the Company established a Management Recognition Plan (MRP) to enable the Company to retain executive personnel of experience and ability in key positions of responsibility. Under the MRP, the board of directors was authorized to acquire and grant 90,896 shares of the Company’s common stock. The funds used to acquire these shares were contributed by the Bank. Participants vested in shares awarded under the MRP over five years at the rate of 20% per year. As of June 30, 2000, all 90,896 shares authorized under the plan had been granted. As of June 30, 2005, all 90,896 shares had vested. For the years ended June 30, 2007, 2006 and 2005, approximately $0, $0 and $130,900, respectively, was recorded as compensation expense under the MRP.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 18:	Stock Option Plan

The Company has a shareholder-approved stock option plan under which 327,240 shares were reserved for future issuance by the Company to directors and employees of the Company and its subsidiary. The plan has a term of 10 years, after which no awards may be made, unless earlier terminated by the board of directors. During 2007 and 2006, no options were granted. During 2005, options to purchase 10,000 shares were granted at $19.01 per share.

Under the Company’s stock option plan, the Company grants selected executives and other key employees stock option awards which vest according to a schedule fixed by a committee made up of two or more “disinterested” directors of the Company. The options become fully exercisable upon vesting. The Company generally issues shares from treasury stock to satisfy exercises of stock options.

The fair value of each option grant was estimated using an option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	N/A	N/A	4.2%
Dividend yield	N/A	N/A	3.0%
Volatility factor of expected market price of common stock	N/A	N/A	13.1%
Weighted-average expected life of the options	N/A	N/A	10 years

The following is a summary of the status of the Company’s stock option plan and changes in that plan as of and for the year ended June 30, 2007.

Options	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	113,149	$12.29
Granted	—	$0
Exercised	(23,586)	$9.50
Forfeited/expired	—	$0
Outstanding, end of year	89,563	$13.02	4.4 years	$280
Options exercisable at year end	89,563	$13.02	4.4 years	$280

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

There were no options granted during the years ended June 30, 2007 or 2006. The weighted-average grant-date fair value of options granted during the year ended June 30, 2005, was $3.08. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005, was $206,000, $296,000 and $278,000, respectively.

Cash received from option exercises for the years ended June 30, 2007, 2006 and 2005, was approximately $224,000, $459,000 and $363,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $77,000, $66,000 and $63,000, respectively, for the years ended June 30, 2007, 2006 and 2005.

Note 19:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Year Ended June 30, 2007
	Income	Weighted-average Shares	Per Share Amount
Net income	$518
Basic earnings per share
Income available to common stockholders	$518	1,708,422	$0.30

Effect of dilutive securities
Stock options	—	29,610

Diluted earnings per share
Income available to common stockholders and assumed conversions	$518	1,738,032	$0.30

Options to purchase 22,724 shares of common stock at $19.33 per share were outstanding at June 30, 2007, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$14,851	$14,851	$9,738	$9,738
Interest-bearing deposits	1,616	1,616	229	229
Available-for-sale securities	65,121	65,121	56,128	56,128
Held-to-maturity securities	14,977	14,672	14,593	14,219
Loans, net of allowance for loan losses	233,237	232,294	186,752	188,147
Interest receivable	1,802	1,802	1,297	1,297
FHLB stock	4,565	4,565	4,014	4,014
Retained interest in securitized loans	1,601	1,601	1,998	1,998

Financial liabilities
Deposits	$251,234	$250,585	$189,341	$187,831
Borrowings	72,496	71,713	73,000	71,354
Advances from borrowers for taxes and insurance	695	695	570	570
Interest payable	1,077	1,077	465	465

Unrecognized financial instruments, net of contract amount
Commitments to extend credit	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

Retained Interest in Securitized Loans

The fair value of the retained interest is estimated using a valuation model that calculates the present value of future cash flows using assumptions related to credit losses and prepayment speeds of the underlying loans.

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Advances from Borrowers for Taxes and Insurance

The fair value of advances from borrowers for taxes and insurance approximates carrying value.

Borrowings

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

At June 30, 2007 and 2006, the Bank had outstanding commitments to originate loans aggregating approximately $3,168,000 and $5,289,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $2,324,000 and $3,589,000 at June 30, 2007 and 2006, respectively, with the remainder at floating market rates.

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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

The Bank had total outstanding letters of credit amounting to $2,923,000 and $1,579,000 at June 30, 2007 and 2006, respectively. The letters of credit all expire within one year.

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

At June 30, 2007 and 2006, the Bank had granted unused lines of credit to borrowers aggregating approximately $22,368,000 and $15,488,000, respectively.

The Bank entered into agreements with other institutions in conjunction with consumer loan sales that guarantee to the purchaser that the Bank would repurchase any consumer loans that exceed a 30-day or 60-day delinquency status, depending upon the particular agreement or whether the consumer is in bankruptcy. The original amount of the loans sold was $35,536,000 and $23,466,000 at June 30, 2007 and 2006, respectively, and the remaining amount outstanding totaled $9,380,000 and $9,554,000 at June 30, 2007 and 2006, respectively. The Bank has repurchased a total of $345,000 and $201,000 of loans that exceeded the delinquency period set forth in the agreements in 2007 and 2006, respectively.

Note 23:	Related-party Transactions

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

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

The aggregate amount of loans, as defined, to such related parties was as follows:

	2007	2006

Balances, beginning of year	$2,615	$1,041

New loans	519	1,919
Repayments	(194)	(137)
Other changes	214	(208)

Balances, end of year	$3,154	$2,615

Additionally, the Bank had $294,000 and $293,000 of commitments under credit lines with related parties at June 30, 2007 and 2006, respectively.

Deposits from related parties at June 30, 2007 and 2006, totaled approximately $2.8 million and $1.7 million, respectively.

Note 24:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2007	2006
Assets
Cash and cash equivalents	$507	$335
Investment in common stock of subsidiary	32,187	26,698
Loans to First Federal Savings Bank	702	870
Other assets	911	367
Total assets	$34,307	$28,270
Liabilities - Other liabilities	$89	$64
Stockholders’ Equity	34,218	28,206
Total liabilities and stockholders’ equity	$34,307	$28,270

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Condensed Statements of Income

	2007	2006	2005
Income
Dividends from subsidiaries	$1,500	$2,000	$1,500
Other income	82	106	98
	1,582	2,106	1,598
Expense - Other expenses	390	215	136
Income Before Income Tax and Equity in Undistributed Income of Subsidiary	1,192	1,891	1,462
Income tax benefit	(122)	(43)	(15)
Income Before Equity in Undistributed Income of Subsidiary	1,314	1,934	1,477
Equity in Undistributed Income (Distributions in Excess of Equity in Income) of Subsidiary	(796)	(594)	55
Net Income	$518	$1,340	$1,532

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Condensed Statements of Cash Flows

	2007	2006	2005
Operating Activities
Net income	$518	$1,340	$1,532
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income) of subsidiary	796	594	(55)
Tax benefit of employee benefit plans	218	43	117
Net change in
Other assets	194	(185)	(169)
Other liabilities	(175)	17	7

Net cash provided by operating activities	1,551	1,809	1,432

Investing Activities
Repayments of loans to subsidiary	168	156	145
Acquisition of bank, net of cash received	(165)	—	—

Net cash provided by investing activities	3	156	145

Financing Activities
Cash dividends	(1,022)	(952)	(958)
Purchase of treasury stock	(584)	(1,670)	(1,251)
Exercise of stock options	224	459	363

Net cash used in financing activities	(1,382)	(2,163)	(1,846)

Net Change in Cash and Equivalents	172	(198)	(269)

Cash and Cash Equivalents, Beginning of Year	335	533	802

Cash and Cash Equivalents, End of Year	$507	$335	$533

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

Note 25:	Fourth Quarter Charges

During the fourth quarter, the Bank recognized an impairment charge of approximately $271,000 upon determining that the unrealized loss on the retained interest in securitized auto loans was other than temporary. The retained interest was accounted for as an available-for-sale security with changes in fair value recorded in other comprehensive income. The impairment charge was recorded in other noninterest expense in the consolidated income statement. The earnings per share effect of the impairment charge was approximately $(0.15) on basic and diluted earnings per share. Beginning July 1, 2007, the Company intends to account for the retained interest as a trading security with all changes in fair value recorded in the income statement.

Also, during the fourth quarter, the Bank sold the building that formerly housed its Division Street branch. A gain of approximately $72,000 was recorded in conjunction with the sale. The amount of the gain was approximately $0.04 on basic and diluted earnings per share.

Note 26:	Quarterly Financial Data

The following is a summary of selected quarterly results of operations for the years ended June 30:

	Quarter Ended (unaudited)
Fiscal 2007	June 30	March 31	December 31	September 30
Interest income	$5,101	$5,085	$5,058	$4,051
Interest expense	3,265	3,237	3,098	2,439
Provision for loan losses	100	105	100	95
Net gains on sales of securities	0	0	0	0
Noninterest income	556	492	459	501
Noninterest expense	2,475	1,996	2,015	1,800
Income before income tax	(183)	239	304	218
Net income	(74)	190	228	174

Basic earnings per share	$(0.06)	$0.11	$0.13	$0.12
Diluted earnings per share	(0.04)	0.10	0.13	0.11

First Bancorp of Indiana, Inc.
Notes to Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(Table Dollar Amounts in Thousands, Except Share Data)

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