Form 10QSB
period 2007-09-30
FIRST BANCORP OF INDIANA INC
filed 2007-11-13
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,831,515 shares of common stock, par value $0.01 per share, were outstanding as of November 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Cash and due from banks	$6,092,082	$7,455,076
Interest-bearing demand deposits	9,009,389	7,395,910
Total cash and cash equivalents	15,101,471	14,850,986
Interest-bearing deposits	1,318,000	1,616,000
Investment securities
Available for sale	64,885,324	65,120,545
Held to maturity	14,487,315	14,976,789
Total investment securities	79,372,639	80,097,334
Loans	236,231,192	234,301,694
Allowance for loan losses	(1,074,053)	(1,064,713)
Net loans	235,157,139	233,236,981
Premises and equipment	9,253,703	9,322,801
Goodwill	6,229,152	6,229,152
Core deposit intangibles	857,126	894,431
Federal Home Loan Bank stock	4,564,700	4,564,700
Other assets	12,095,053	12,179,690

Total assets	$363,948,983	$362,992,075

Liabilities
Deposits
Non-interest bearing	$11,584,417	$11,503,688
Interest bearing	227,857,680	239,730,019
Total deposits	239,442,097	251,233,707
Borrowings	84,651,892	72,495,874
Advances by borrowers for
taxes and insurance	865,925	695,051
Other liabilities	4,937,907	4,349,605
Total liabilities	329,897,821	328,774,237

Commitments and Contingent Liabilities	0	0

Stockholders' Equity
Preferred stock, $.01 par value Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value Authorized - 9,000,000 shares Issued - 2,566,346 shares	25,663	25,663
Additional paid-in capital	27,951,337	27,959,954
Retained earnings	18,437,438	18,801,944
Accumulated other comprehensive income / (loss)	(384,252)	(683,548)
	46,030,186	46,104,013

Less:
Unreleased employee stock ownership plan shares - 49,234 and 53,020 shares	(502,593)	(541,241)
Treasury stock - 733,831 and 725,445 shares	(11,476,431)	(11,344,934)

Total stockholders' equity	34,051,162	34,217,838

Total liabilities and stockholders' equity	$363,948,983	$362,992,075

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the
	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Interest Income
Loans receivable	$4,040,298	$3,124,641
Investment securities	996,380	830,607
Deposits with financial institutions	146,131	39,862
Federal funds sold	0	12,311
Other interest and dividend income	52,580	43,848
Total interest income	5,235,389	4,051,269

Interest Expense
Deposits	2,443,902	1,628,133
Borrowings	938,784	788,943
Total interest expense	3,382,686	2,417,076

Net Interest Income	1,852,703	1,634,193

Provision for loan losses	80,000	95,000

Net Interest Income after Provision	1,772,703	1,539,193

Noninterest Income

Increase in cash surrender values of life insurance	49,500	49,500
Net gains on loan sales	27,163	67,500
ATM transaction & POS interchange fees	74,537	60,211
Service charges on deposit accounts	175,222	103,990
Other income	163,803	219,402
Total noninterest income	490,225	500,603

Noninterest Expense
Salaries and employee benefits	1,028,478	934,633
Net occupancy expense	177,500	145,833
Equipment expense	119,809	113,429
Amortization of intangible assets	37,305	19,012
Professional fees	35,986	67,902
Advertising	59,436	67,744
Data processing fees	128,019	98,406
Other expense	446,035	375,180
Total noninterest expense	2,032,568	1,822,139

Income Before Income Tax	230,360	217,657
Income tax expense	41,750	43,987

Net Income	$188,610	$173,670

Basic earnings per share	$0.11	$0.12
Diluted earnings per share	$0.10	$0.11
Dividends declared per share	$0.30	$0.30

Weighted average shares outstanding – Basic	1,785,092	1,485,565
Weighted average shares outstanding – Diluted	1,801,897	1,520,293
Dilutive effect of options	16,805	34,728

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Unallocated ESOP Shares	Treasury Shares	Total

Balances, June 30, 2007		$25,663	$27,959,954	$18,801,944	$(683,548)	$(541,241)	$(11,344,934)	$34,217,838

Net income	$188,610			188,610				188,610
Other comprehensive income, net of tax–Unrealized gains on securities (unaudited)	299,296				299,296			299,296

Cash dividends paid $(0.30 per share)				(553,116)				(553,116)
Employee Stock Ownership Plan shares allocated			19,733			38,648		58,381
Treasury shares purchased							(199,558)	(199,558)
Options exercised			(28,350)				68,061	39,711
Comprehensive income (unaudited)	$487,906

Balances, September 30, 2007		$25,663	$27,951,337	$18,437,438	$(384,252)	$(502,593)	$(11,476,431)	$34,051,162

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Year to Date
	September 30,
	2007	2006
	(Unaudited)

Net Cash Provided by Operating Activities	$870,853	$1,021,240

Investing Activities
Net change in interest-bearing deposits	298,000	0
Proceeds from maturities of securities available for sale	2,479,412	2,162,198
Proceeds from maturities of securities held to maturity	483,587	345,212
Purchases of securities available for sale	(1,743,787)	(425,718)
Net change in loans	(1,911,521)	(4,331,587)
Purchases of premises and equipment	(53,790)	(161,811)
Proceeds from sales of premises and equipment	6,430	0

Net cash used in investing activities	(441,669)	(2,411,706)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	4,272,996	(1,533,885)
Certificates of deposit	(16,064,606)	12,739,394
Proceeds from issuance of long-term borrowings	15,155,000	0
Repayments of long-term borrowings	(3,000,000)	(2,000,000)
Advances by borrowers for taxes and insurance	170,874	261,350
Dividends paid	(553,116)	(466,378)
Purchase of treasury shares	(199,558)	(82,073)
Options exercised	39,711	28,099
Net cash provided (used) by financing activities	(178,699)	8,946,507

Net Change in Cash and Cash Equivalents	250,485	7,556,041

Cash and Cash Equivalents, Beginning of Period	14,850,986	9,737,702

Cash and Cash Equivalents, End of Period	$15,101,471	$17,293,743

Additional Cash Flow Information
Interest paid	$2,822,766	$1,966,372
Income tax paid	0	0

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending June 30, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007, contained in the Company's Annual Report on Form 10-KSB.

NOTE 2 – BORROWINGS

The following summarizes the Company's borrowings at September 30, 2007, and June 30, 2007. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank of Indianapolis contingent upon meeting prescribed strike rates and/or initial lockout periods. Similarly, the counterparties to reverse repurchase agreements may terminate the agreements upon the expiration of the initial lockout periods.

	September 30, 2007	June 30, 2007
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.360%, due in March 2008		$2,500,000
Fixed rate of 4.980%, due in December 2010	$2,000,000	2,000,000
Fixed rate of 5.370%, due in February 2011	10,000,000	10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.610%, due in June 2017	15,000,000	15,000,000
Fixed rate of 4.140%, due in August 2017	5,000,000
Fixed rate of 3.910%, due in September 2017	5,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.290%, due in August 2007		500,000
Fixed rate of 5.310%, due in June 2008	4,000,000	4,000,000
Fixed rate of 4.300%, due in June 2010	500,000	500,000

Total Federal Home Loan Bank advances	71,500,000	64,500,000

Reverse repurchase agreements
Fixed rate of 4.2850%, due in January 2017		8,000,000
Fixed rate of 4.410%, due in July 2017	8,000,000

Junior Subordinated Debentures, 6.905% rate, due September 2037	5,155,000

Discount on purchased borrowings	(3,108)	(4,126)

Total long-term debt	$84,651,892	$72,495,874

Weighted average rate	4.679%	4.611%

The junior subordinated debentures represent obligations of the Company to First Bancorp of Indiana Statutory Trust I (Trust) in connection with the issuance of $5,000,000 of trust preferred securities by the Trust on August 1, 2007. The debentures mature in September 2037 and bear a fixed interest rate of 6.905% for the first five years and 141 basis points over the three month LIBOR rate for the remaining term. The Company has fully and unconditionally guaranteed all of the Trust’s obligations under the trust preferred securities.

NOTE 3 – EARNINGS PER SHARE

Earnings per share for the quarters ended September 30, 2007, and September 30, 2006, were computed as follows:

	Quarter Ended September 30, 2007
	Income	Weighted-Average Shares	Per Share Amount

Net income	$188,610

Basic earnings per share
Income available to common stockholders	$188,610	$1,785,092	$0.11

Effect of dilutive securities
Stock options	—	16,805

Diluted earnings per share
Income available to common stockholders and assumed conversions	$188,610	$1,801,897	$0.10

	Quarter Ended September 30, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$173,670

Basic earnings per share
Income available to common stockholders	$173,670	$1,485,565	$0.12

Effect of dilutive securities
Stock options	—	34,728

Diluted earnings per share
Income available to common stockholders and assumed conversions	$173,670	$1,520,293	$0.11

Options to purchase 22,724 shares of common stock at $19.33 per share were outstanding at September 30, 2007 and 2006, but were not included in the calculation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

NOTE 4 – RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three-month period ended September 30, 2006, to conform to the presentation of the condensed consolidated income statement for the three-month period ended September 30, 2007. These reclassifications had no effect on earnings.

NOTE 5 – CHANGE IN ACCOUNTING PRINCIPLES

On July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109. FIN 48 presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the implementation of FIN 48, the Company did not identify any material uncertain tax positions that it believes should be recognized in the financial statements.

Effective July 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 156 (SFAS 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. The adoption of SFAS 156 did not impact the results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007, AND JUNE 30, 2007

Total consolidated assets of the Company increased $957,000, or 0.3%, to $363.9 million at September 30, 2007, from $363.0 million at June 30, 2007. Loan activity accounted for the majority of the increase.

Cash and cash equivalents, which consist mainly of funds on deposit at the Federal Home Loan Bank of Indianapolis (FHLB) or the Federal Reserve Bank, increased $250,000 to $15.1 million during the three months ended September 30, 2007. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, totaled $1.3 million at September 30, 2007, compared to $1.6 million at June 30, 2007.

Investment securities decreased 0.9% during the quarter to $79.4 million due mainly to maturing federal agency debentures and principal receipts from mortgage-backed securities. The portfolio is composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper. Recent economic conditions have not adversely affected the ratings of any securities in the portfolio.

Net loans totaled $235.2 million at September 30, 2007, a 0.9% increase from the $233.2 million balance at June 30, 2007, with consumer and commercial real estate loans accounting for most of the growth. In particular, permanent loans secured by nonresidential or multi-family real estate grew $705,000 or 2.8% during the first fiscal quarter. During the same period, the consumer loan portfolio, including loans secured by savings accounts, increased 1.8% as indirect automobile loan production totaled $10.5 million. Also, $1.6 million of newly originated permanent single family residential mortgage loans, or 49.0% of total production, were sold during the most recent quarter. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations to which First Federal is in full compliance.

The allowance for loan losses totaled $1.1 million at September 30, 2007, a $9,000 increase from three months earlier. The change was composed of $80,000 in provisions for losses and $71,000 in net charge-offs. The Company’s allowance for loan losses represented 0.45% of total loans at September 30, 2007, unchanged from the level at June 30, 2007. The allowance for loan losses increased to 667.1% of nonperforming loans at September 30, 2007, from 326.7% at June 30, 2007.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	September 30, 2007	June 30, 2007

Loans accounted for on a nonaccrual basis	$145,000	$311,000
Accruing loans past due 90 days or more	16,000	14,000
Nonperforming loans	161,000	325,000
Real estate owned (net)	97,000	10,000
Other repossessed assets	8,000	33,000
Total nonperforming assets	$266,000	$368,000

Total loans delinquent 90 days or more to total loans	0.07%	0.14%
Total loans delinquent 90 days or more to total assets	0.04%	0.09%
Total nonperforming assets to total assets	0.07%	0.10%

Total deposits decreased $11.8 million to $239.4 million at September 30, 2007, from $251.2 million at June 30, 2007. The decrease was attributed primarily to a $11.2 million reduction in brokered funds. Borrowings, which consisted mainly of FHLB products, totaled $84.7 million at September 30, 2007, a $12.2 million increase that included $5.2 million of junior subordinated debt associated with trust preferred securities issued through a statutory trust. Advances from the Federal Home Loan Bank of Indianapolis accounted for the balance of the increase. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $866,000, escrow balances at September 30, 2007, were 24.6% above the levels three months earlier due mainly to seasonal variances. During the first three months of fiscal 2008, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $588,000, or 13.5%. The change was attributed primarily to accrued interest on time deposits and accrued income taxes.

Total stockholders’ equity decreased $167,000 to $34.1 million at September 30, 2007, from $34.2 million at June 30, 2007. In addition to the $189,000 of net income, the most significant components of the change included 12,738 shares of First Bancorp common stock repurchased at a total cost of $200,000 and semiannual cash dividends totaling $553,000. Also affecting stockholders’ equity were $58,000 in allocations of ESOP shares, and $40,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $299,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006

GENERAL. Net income for the quarter ended September 30, 2007, improved 8.6% to $189,000 from $174,000 for the quarter ended September 30, 2006, despite upward pressure on funding costs that further compressed the net interest margin. The annualized return on average assets decreased to 0.21% for the quarter ended September 30, 2007, from 0.23% for the same quarter last year. The return on average equity also fell to 2.24% from 2.47% for the comparative quarters. The significant increase in noninterest expenses between the comparative periods was largely due to the Company’s October 1, 2006, acquisition of Home Building Bancorp, Inc.

NET INTEREST INCOME. At $1.9 million, net interest income for the quarter ended September 30, 2007, was 13.4% higher than in the same quarter a year ago. Total interest income increased 29.2% between the comparative quarters as a result of a $59.4 million increase in average interest-earning assets attributed mainly to the merger and a 36 basis point improvement in the average yield on these assets. Total interest expenses increased 40.0% between the same periods. Consequently, the net interest margin declined to 2.25% for the first quarter of fiscal 2008 from 2.42% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $80,000, the provision for loan losses for the quarter ended September 30, 2007, was $15,000 less than the same quarter last fiscal year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $490,000 for the quarter ended September 30, 2007, compared to $501,000 for the same quarter last year. Last year’s quarterly total included a $42,000 gain from the sale of approximately $5.0 million of consumer loans. The introduction of a new overdraft protection program accounted for the 68.5% increase in service charges on deposit accounts. Reduced income from the servicing of sold consumer loans was responsible for the decrease in other noninterest income.

NONINTEREST EXPENSE. At $2.0 million for the quarter ended September 30, 2007, total noninterest expense increased significantly from the same quarter in fiscal 2007 due in large part to the personnel and facilities gained in the merger along with other merger-related items. The amortization of intangible assets nearly doubled to $37,000 for the most recent quarter. The change is attributed primarily to the amortization of the core deposit intangible that resulted from the merger. Similarly, the 30.1% increase in data processing expenses was due mainly to accounts added in the merger. Despite these items, noninterest expenses relative to average assets declined 22 basis points to an annualized 2.23% for the most recent quarter.

INCOME TAXES. Effective tax rates for the quarters ended September 30, 2007 and 2006 approximated 18.1% and 20.2%, respectively. The effective tax rates are below the statutory rates due in large part to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2007, bank-only cash and cash equivalents totaled $11.4 million, or 3.2% of total assets. First Federal also had marketable securities, excluding a small inventory of negotiable CDs, totaling $79.4 million, of which, 81.9% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $942,000.

Retail certificates of deposit scheduled to mature in one year or less totaled $73.1 million at September 30, 2007. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances and other wholesale sources to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on wholesale funds generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $16.6 million remaining available to borrow under its credit arrangement with the FHLB as of September 30, 2007. In addition, First Federal had unpledged collateral sufficient to add another $19.7 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of September 30, 2007, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2007 (unaudited)
Total capital (to risk weighted assets)	$27,066	11.43%	$18,940	8.00%	$23,675	10.00%
Tier I capital (to risk weighted assets)	27,009	11.04	9,470	4.00	14,205	6.00
Tier I capital (to adjusted total assets)	27,009	7.67	14,088	4.00	17,610	5.00

As of June 30, 2007
Total capital (to risk weighted assets)	$25,680	10.81%	$19,010	8.00%	$23,763	10.00%
Tier I capital (to risk weighted assets)	25,675	10.40	9,505	4.00	14,258	6.00
Tier I capital (to adjusted total assets)	25,675	7.23	14,200	4.00	17,750	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have also taken place. As of September 30, 2007, 30,379 shares had been repurchased under the fourth stock repurchase program leaving 46,621 shares to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	0	N/A	N/A	59,359
August 1, 2007 through August 31, 2007	11,238	$15.69	11,238	48,121
September 1, 2007 through September 30, 2007	1,500	$15.10	1,500	46,621
Total	12,738	$15.62	12,738

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

GOODWILL. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The new standard will be effective for the Company beginning July 1, 2008, although early adoption is allowed. The Company is currently evaluating the impact of the impact of the adoption of SFAS 159 and did not elect to early adopt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	* Deferred Compensation Agreement for George J. Smith

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

32.0	Section 1350 Certifications.

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP OF INDIANA, INC.

Dated: November 13, 2007	By: /s/ Michael H. Head
Michael H. Head
President and Chief Executive Officer
(principal executive officer)

Dated: November 13, 2007	By: /s/ George J. Smith
George J. Smith
Treasurer and Chief Financial Officer
(principal financial and accounting officer)