Form 10QSB
period 2007-12-31
FIRST BANCORP OF INDIANA INC
filed 2008-02-13
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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
Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,826,315 shares of common stock, par value $0.01 per share, were outstanding as of February 1, 2008.

Transitional Small Business Disclosure Format (Check one):          Yes☐  No☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2007

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Cash and due from banks	$7,293,396	$7,455,076
Interest-bearing demand deposits	5,618,337	7,395,910
Federal funds sold	0	0
Total cash and cash equivalents	12,911,733	14,850,986
Interest-bearing deposits	722,168	1,616,000
Investment securities
Available for sale	75,191,472	65,120,545
Held to maturity	14,284,689	14,976,789
Total investment securities	89,476,161	80,097,334
Loans	233,047,979	234,301,694
Allowance for loan losses	(1,002,890)	(1,064,713)
Net loans	232,045,089	233,236,981
Premises and equipment	9,163,067	9,322,801
Goodwill	6,229,152	6,229,152
Core deposit intangibles	824,404	894,431
Federal Home Loan Bank stock	4,564,700	4,564,700
Other assets	12,359,413	12,179,690
Total assets	$368,295,887	$362,992,075

Liabilities
Deposits
Non-interest bearing	$10,728,320	$11,503,688
Interest bearing	217,625,866	239,730,019
Total deposits	228,354,186	251,233,707
Borrowings	99,652,909	72,495,874
Advances by borrowers for
taxes and insurance	608,023	695,051
Other liabilities	5,273,313	4,349,605
Total liabilities	333,888,431	328,774,237

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value
Authorized - 9,000,000 shares
Issued - 2,566,346 shares	25,663	25,663
Additional paid-in capital	27,949,977	27,959,954
Retained earnings	18,685,251	18,801,944
Accumulated other comprehensive loss	(228,457)	(683,548)
	46,432,434	46,104,013
Less:
Unreleased employee stock ownership plan
shares - 45,442 and 53,020 shares	(463,884)	(541,241)
Treasury stock - 740,031 and 725,445 shares	(11,561,094)	(11,344,934)
Total stockholders' equity	34,407,456	34,217,838

Total liabilities and stockholders' equity	$368,295,887	$362,992,075

 See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the Three months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest Income
Loans receivable	$4,051,535	$3,912,807	$8,091,833	$7,037,448
Investment securities	1,075,078	967,200	2,071,459	1,797,808
Deposits with financial institutions	91,274	122,430	237,405	162,291
Federal funds sold	0	0	0	12,311
Other interest and dividend income	49,756	55,489	102,336	99,337
Total interest income	5,267,643	5,057,926	10,503,033	9,109,195

Interest Expense
Deposits	2,309,147	2,207,574	4,753,049	3,835,707
Borrowings	1,032,629	868,215	1,971,414	1,657,158
Other	0	0	0	0
Total interest expense	3,341,776	3,075,789	6,724,463	5,492,865

Net Interest Income	1,925,867	1,982,137	3,778,570	3,616,330
Provision for loan losses	115,000	100,000	195,000	195,000
Net Interest Income after Provision	1,810,867	1,882,137	3,583,570	3,421,330
Noninterest Income
Increase in cash surrender values
of life insurance	50,613	49,500	100,113	99,000
Net gains on loan sales	48,146	24,340	75,309	91,840
ATM transaction & POS interchange fees	81,022	66,566	155,558	126,777
Service charges on deposit accounts	226,659	108,788	401,881	212,778
Other income	199,510	209,769	363,313	429,171
Total noninterest income	605,950	458,963	1,096,174	959,566

Noninterest Expense
Salaries and employee benefits	1,051,006	1,059,114	2,079,484	1,985,954
Net occupancy expense	185,092	170,487	362,592	316,320
Equipment expense	122,172	100,584	241,980	214,013
Amortization of intangible assets	32,722	40,813	70,027	59,825
Professional fees	71,124	41,352	107,111	109,254
Advertising	66,183	53,914	125,619	121,658
Data processing fees	130,194	111,841	258,213	210,247
Other expense	448,617	459,153	894,651	842,126
Total noninterest expense	2,107,110	2,037,258	4,139,677	3,859,397

Income Before Income Tax	309,707	303,842	540,067	521,499
Income tax expense	61,894	76,289	103,645	120,275
Net Income	$247,813	$227,553	$436,422	$401,224
Basic earnings per share	$0.14	$0.13	$0.24	$0.25
Diluted earnings per share	$0.14	$0.13	$0.24	$0.24
Dividends declared per share	$-	$-	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders' Equity

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Unallocated ESOP Shares	Treasury Shares	Total
Balances, June 30, 2007		$25,663	$27,959,954	$18,801,944	($683,548)	($541,241)	($11,344,934)	$34,217,838

Net income	$188,610			188,610				188,610
Other comprehensive income,
net of tax--Unrealized gains
on securities (unaudited)	299,296				299,296			299,296

Cash dividends paid ($0.30 per share)				(553,116)				(553,116)
Employee Stock Ownership Plan
shares allocated			19,733			38,648		58,381
Treasury shares purchased							(199,558)	(199,558)
Options exercised			(28,350)				68,061	39,711
Comprehensive income (unaudited)	$487,906
Balances, September 30, 2007		$25,663	$27,951,337	$18,437,438	($384,252)	($502,593)	($11,476,431)	$34,051,162

Net income	$247,813			$247,813				$247,813
Other comprehensive income,
net of tax--Unrealized gains
on securities (unaudited)	155,795				$155,795			155,795

Employee Stock Ownership Plan
shares allocated			$14,912			$38,709		53,621
Treasury shares purchased							($123,748)	(123,748)
Options exercised			(16,272)				39,085	22,813
Comprehensive income (unaudited)	$403,608
Balances, December 31, 2007		$25,663	$27,949,977	$18,685,251	($228,457)	($463,884)	($11,561,094)	$34,407,456

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year to Date December 31,
	2007	2006
	(Unaudited)
Net Cash Provided by Operating Activities	$1,315,754	$566,659

Investing Activities
Net change in interest-bearing deposits	893,832	1,282,186
Proceeds from maturities of securities available for sale	8,465,909	4,189,550
Proceeds from maturities of securities held to maturity	679,985	628,917
Purchases of securities available for sale	(17,753,197)	(4,492,686)
Net change in loans	1,161,000	(7,157,199)
Purchases of premises and equipment	(83,519)	(450,347)
Proceeds from sales of premises and equipment	6,430	0
Redemption of FHLB stock	0	61,600
Acquisition of bank, net of cash received	0	(2,024,394)
Net cash used by investing activities	(6,629,560)	(7,962,373)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand
and savings deposits	4,525,379	(3,771,012)
Certificates of deposit	(27,404,900)	17,424,767
Proceeds from issuance of borrowings	38,155,000	0
Repayments of borrowings	(11,000,000)	(4,500,000)
Advances by borrowers for taxes and insurance	(87,028)	10,068
Dividends paid	(553,116)	(466,378)
Purchase of treasury shares	(323,306)	(294,356)
Options exercised	62,524	39,049
Net cash provided by financing activities	3,374,553	8,442,138

Net Change in Cash and Cash Equivalents	(1,939,253)	1,046,424

Cash and Cash Equivalents, Beginning of Period	14,850,986	9,737,702

Cash and Cash Equivalents, End of Period	$12,911,733	$10,784,126

Additional Cash Flow Information
Interest paid	$6,297,770	$5,040,929
Income tax paid	20,000	0

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results to be expected for the year ending June 30, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007, contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2007.

NOTE 2 - BORROWINGS

The following summarizes the Company's borrowings at December 31, 2007, and June 30, 2007. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank of Indianapolis contingent upon meeting prescribed strike rates and/or initial lockout periods. Similarly, the counterparties to reverse repurchase agreements may terminate the agreements upon the expiration of the initial lockout periods.

	December 31, 2007	June 30, 2007
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.360%, due in March 2008		$2,500,000
Fixed rate of 4.980%, due in December 2010	$2,000,000	2,000,000
Fixed rate of 5.370%, due in February 2011	10,000,000	10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.610%, due in June 2017	15,000,000	15,000,000
Fixed rate of 4.140%, due in August 2017	5,000,000
Fixed rate of 3.910%, due in September 2017	5,000,000
Fixed rate of 3.320%, due in December 2017	5,000,000
Fixed rate of 3.490%, due in December 2017	5,000,000
Fixed rate of 3.430%, due in December 2017	5,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.290%, due in August 2007		500,000
Fixed rate of 5.310%, due in June 2008	4,000,000	4,000,000
Fixed rate of 4.300%, due in June 2010	500,000	500,000

Total Federal Home Loan Bank advances	86,500,000	64,500,000

Reverse repurchase agreements
Fixed rate of 4.2850%, due in January 2017		8,000,000
Fixed rate of 4.410%, due in July 2017	8,000,000

Junior subordinated debentures, 6.905% rate, due September 2037	5,155,000

Discount on purchased borrowings	(2,091)	(4,126)

Total borrowings	$99,652,909	$72,495,874

Weighted average rate	4.352%	4.611%

The junior subordinated debentures represent obligations of the Company to First Bancorp of Indiana Statutory Trust I (Trust), a wholly-owned subsidiary, in connection with the issuance of $5,000,000 of trust preferred securities by the Trust on August 1, 2007. The debentures mature in September 2037 and bear a fixed interest rate of 6.905% for the first five years and 141 basis points over the three month LIBOR rate for the remaining term. The Company has fully and unconditionally guaranteed all of the Trust’s obligations under the trust preferred securities.

NOTE 3 - EARNINGS PER SHARE

Earnings per share for the quarters ended December 31, 2007, and December 31, 2006, were computed as follows:

	Quarter Ended December 31, 2007
	Income	Weighted-Average Shares	Per Share Amount

Net income	$247,813

Basic earnings per share
Income available to common stockholders	$247,813	1,781,976	$0.14

Effect of dilutive securities
Stock options	—	12,517

Diluted earnings per share
Income available to common stockholders and assumed conversions	$247,813	1,794,493	$0.14

	Quarter Ended December 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$227,553

Basic earnings per share
Income available to common stockholders	$227,553	1,779,459	$0.13

Effect of dilutive securities
Stock options	—	35,442

Diluted earnings per share
Income available to common stockholders and assumed conversions	$227,553	1,814,901	$0.13

Year-to-date earnings per share were computed as follows:

	Six Months Ended December 31, 2007
	Income	Weighted-Average Shares	Per Share Amount

Net income	$436,422

Basic earnings per share
Income available to common stockholders	$436,422	1,783,534	$0.24

Effect of dilutive securities
Stock options	—	14,661

Diluted earnings per share
Income available to common stockholders and assumed conversions	$436,422	1,798,195	$0.24

	Six Months Ended December 31, 2006
	Income	Weighted-Average Shares	Per Share Amount

Net income	$401,224

Basic earnings per share
Income available to common stockholders	$401,224	1,632,512	$0.25

Effect of dilutive securities
Stock options	—	35,085

Diluted earnings per share
Income available to common stockholders and assumed conversions	$401,224	1,667,597	$0.24

Options to purchase 22,724 shares of common stock at $19.33 per share were outstanding at December 31, 2007 and 2006, but were not included in the calculation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Similarly, an additional 11,362 options exercisable at $14.58 per share were greater than the average market price of common shares for the quarter ended December 31, 2007.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three- and six-month periods ended December 31, 2006, to conform to the presentation of the condensed consolidated income statement for the three- and six-month periods ended December 31, 2007. These reclassifications had no effect on earnings.

NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLES

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007, AND JUNE 30, 2007

Total consolidated assets of the Company increased $5.3 million, or 1.5%, to $368.3 million at December 31, 2007, from $363.0 million at June 30, 2007. Investment activity was responsible for the growth.

Cash and cash equivalents, which consist mainly of funds on deposit at the Federal Home Loan Bank of Indianapolis (FHLB) or the Federal Reserve Bank, decreased $1.9 million to $12.9 million during the six months ended December 31, 2007. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, totaled $722,000 at December 31, 2007, compared to $1.6 million at June 30, 2007.

Investment securities increased 11.7% during the first six months of fiscal 2008 to $89.5 million. Highly-rated mortgage-backed securities represented most of the increase. The portfolio is composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper. Recent economic conditions have not adversely affected the ratings of any securities in the portfolio.

Net loans totaled $232.0 million at December 31, 2007, a 0.5% decrease from the $233.2 million balance at June 30, 2007. Permanent mortgage loans secured by one- to four-family residences decreased 4.0% during the first half of fiscal 2008 with non-owner-occupied loans accounting for the majority of this reduction. Conversely, commercial business loans increased 7.8% and permanent loans secured by nonresidential or multi-family real estate grew 3.0% during the same period. The consumer loan portfolio, including loans secured by savings accounts, decreased 0.5% as indirect automobile loan production slowed to $17.4 million through the first six months of fiscal 2008. Also, $4.0 million of newly originated permanent single family residential mortgage loans, or 53.6% of total production, have been sold this fiscal year. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations to which First Federal is in full compliance.

The allowance for loan losses totaled $1.0 million at December 31, 2007, a $62,000 decrease from six months earlier. The change was composed of $195,000 in provisions for losses and $257,000 in net charge-offs. Net charge-offs consisted of $63,000 of mortgage loans, $17,000 of commercial loans, and $177,000 of consumer loans. The Company’s allowance for loan losses represented 0.43% of total loans at December 31, 2007, compared to 0.45% at June 30, 2007. Despite the small reduction, the allowance for loan losses increased to 783.6% of nonperforming loans at December 31, 2007, from 326.7% at June 30, 2007.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	December 31, 2007	June 30, 2007

Loans accounted for on a nonaccrual basis	$127,000	$311,000
Accruing loans past due 90 days or more	-	14,000
Nonperforming loans	127,000	325,000
Real estate owned (net)	92,000	10,000
Other repossessed assets	24,000	33,000
Total nonperforming assets	$243,000	$368,000

Total loans delinquent 90 days or more to total loans	0.05%	0.14%
Total loans delinquent 90 days or more to total assets	0.03%	0.09%
Total nonperforming assets to total assets	0.07%	0.10%

Total deposits decreased $22.8 million to $228.4 million at December 31, 2007, from $251.2 million at June 30, 2007. The decrease was attributed primarily to a $24.7 million reduction in brokered funds. Borrowings, which consisted mainly of FHLB products, totaled $99.7 million at December 31, 2007, a $27.2 million increase that included $5.2 million of junior subordinated debt associated with trust preferred securities issued through a statutory trust on August 1, 2007. Advances from the Federal Home Loan Bank of Indianapolis accounted for the balance of the increase. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $608,000, escrow balances at December 31, 2007, were 12.5% below the levels six months earlier due mainly to seasonal variances. During the first six months of fiscal 2008, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $924,000, or 21.2%. The change was attributed primarily to accrued interest on time deposits and accrued income taxes.

Total stockholders’ equity increased $190,000 to $34.4 million at December 31, 2007, from $34.2 million at June 30, 2007. In addition to the $436,000 of net income, the most significant components of the change included 21,438 shares of First Bancorp common stock repurchased at a total cost of $323,000 and semiannual cash dividends totaling $553,000. Also affecting stockholders’ equity were $112,000 in allocations of ESOP shares, and $63,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $455,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007, AND 2006

GENERAL. Net income for the quarter ended December 31, 2007, improved 8.8% to $248,000 from $228,000 for the quarter ended December 31, 2006, despite higher funding costs that further compressed the net interest margin. The annualized return on average assets rose slightly to 0.27% for the quarter ended December 31, 2007, from 0.26% for the same quarter last year. The return on average equity also increased to 2.90% from 2.67% for the comparative quarters. Greater noninterest revenues were primarily responsible for the improved earnings.

NET INTEREST INCOME. At $1.9 million, net interest income for the quarter ended December 31, 2007, was 2.8% less than in the same quarter a year ago. Total interest income increased 4.2% between the comparative quarters as a result of an $8.3 million increase in average interest-earning assets and a ten basis point improvement in the average yield on these assets. Total interest expenses increased 8.7% between the same periods due primarily to a $15.6 million increase in average interest-bearing liabilities and a 14 basis point rise in average cost. Consequently, the net interest margin declined to 2.34% for the second quarter of fiscal 2008 from 2.47% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $115,000, the provision for loan losses for the quarter ended December 31, 2007, was $15,000 greater than the same quarter last fiscal year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $606,000 for the quarter ended December 31, 2007, compared to $459,000 for the same quarter last year. The introduction of a new overdraft protection program accounted for the 108.4% increase in service charges on deposit accounts. Net gains on loan sales were nearly double the same quarter last year due to improved pricing and a 65.3% increase in sales.

NONINTEREST EXPENSE. At $2.1 million for the quarter ended December 31, 2007, total noninterest expense was 3.4% above the same quarter in fiscal 2007. The increase was distributed among numerous expense categories with professional fees accounting for the largest change. At 2.31% of average assets, noninterest expenses were slightly below the year-ago quarter.

INCOME TAXES. Effective tax rates for the quarters ended December 31, 2007 and 2006 approximated 20.0% and 25.1%, respectively. The effective tax rates are below the statutory rates due in large part to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006

GENERAL. Net income for the six months ended December 31, 2007, improved 8.7% to $436,000 from $401,000 for the six months ended December 31, 2006, despite further compression to the net interest margin. At 0.24%, the annualized return on average assets was only slightly below the 0.25% for the same period in fiscal 2007. Similarly, the 2.56% return on average equity for the most recent six months was in line with the same period last year. The significant increase in noninterest expenses between the comparative six-month periods was largely due to the Company’s October 1, 2006, acquisition of Home Building Bancorp, Inc. Improved noninterest revenues partially offset the higher overhead expenses.

NET INTEREST INCOME. At $3.8 million, net interest income for the six months ended December 31, 2007, was 4.5% higher than in the same period a year ago. Total interest income increased 15.3% between the comparative six-month periods as a result of a $33.8 million increase in average interest-earning assets attributed mainly to the merger and a 22 basis point improvement in the average yield on these assets. The merger was also the primary contributor to the 22.4% increase in total interest expenses between the same periods. Consequently, the net interest margin declined to 2.29% for the first half of fiscal 2008 from 2.44% for the same time frame in fiscal 2007.

PROVISION FOR LOAN LOSSES. At $195,000, the provision for loan losses for the six months ended December 31, 2007, was unchanged from the same six-month period in fiscal 2007. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $257,000 for the most recent six months versus $64,000 for the first half of last fiscal year. Approximately $90,000 of the current fiscal year charge-offs are attributed to loans delinquent 180 days or more to borrowers who have filed for Chapter 13 bankruptcy protection. Payments received from the bankruptcy trustees are treated as recoveries in subsequent periods.

NONINTEREST INCOME. Noninterest income totaled $1.1 million for the six months ended December 31, 2007, compared to $960,000 for the same period last year. Last year’s total included a $42,000 gain from the sale of approximately $5.0 million of consumer loans. The introduction of a new overdraft protection program accounted for the 88.9% increase in service charges on deposit accounts. Reduced income from the servicing of sold consumer loans was responsible for the decrease in other noninterest income.

NONINTEREST EXPENSE. At $4.1 million for the six months ended December 31, 2007, total noninterest expense increased 7.3% from the same period in fiscal 2007 due in large part to the personnel and facilities gained in the merger along with other merger-related items. The increased amortization of intangible assets is attributed to the amortization of the core deposit intangible that resulted from the merger. Similarly, the 22.8% increase in data processing expenses was due mainly to accounts added in the merger. Despite these items, noninterest expenses relative to average assets declined 11 basis points to an annualized 2.27% for the first half of fiscal 2008.

INCOME TAXES. Effective tax rates for the six-month periods ended December 31, 2007 and 2006 approximated 19.2% and 23.1%, respectively. The effective tax rates are below the statutory rates due in large part to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2007, bank-only cash and cash equivalents totaled $9.6 million, or 2.6% of total assets. First Federal also had marketable securities, excluding a small inventory of negotiable CDs, totaling $89.5 million, of which, 84.0% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $2.5 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $71.2 million at December 31, 2007. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances and other wholesale sources to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on wholesale funds generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $4.2 million remaining available to borrow under its credit arrangement with the FHLB as of December 31, 2007. In addition, First Federal had unpledged collateral sufficient to add another $26.9 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of December 31, 2007, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2007 (unaudited)
Total capital (to risk weighted assets)	$27,422	11.58%	$18,938	8.00%	$23,672	10.00%
Tier I capital (to risk weighted assets)	27,399	11.22	9,469	4.00	14,203	6.00
Tier I capital (to adjusted total assets)	27,399	7.68	14,088	4.00	17,835	5.00

As of June 30, 2007
Total capital (to risk weighted assets)	$25,680	10.81%	$19,010	8.00%	$23,763	10.00%
Tier I capital (to risk weighted assets)	25,675	10.40	9,505	4.00	14,258	6.00
Tier I capital (to adjusted total assets)	25,675	7.23	14,200	4.00	17,750	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have also taken place. As of December 31, 2007, 39,079 shares had been repurchased under the fourth stock repurchase program leaving 37,921 shares to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	1,000	$15.05	1,000	45,621

November 1, 2007 through November 30, 2007	2,700	$14.39	2,700	42,921

December 1, 2007 through December 31, 2007	5,000	$13.88	5,000	37,921

Total	8,700	$14.17	8,700

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

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights on originated loans that have been sold are initially recorded at fair value. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on November 21, 2007. The results of the votes on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Vote For	Vote Withheld

David E. Gunn	1,434,220	20,059

Jerome A. Ziemer	1,434,270	20,009

2.	The appointment of BKD LLP as auditors for the Company for the fiscal year ending June 30, 2008, was ratified by stockholders by the following vote:

For	1,421,902	Against	30,490	Abstain	1,887

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification.

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification.

32.0	Section 1350 Certifications.

* Management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCORP OF INDIANA, INC.

Dated: February 13, 2008	By:	/s/ Michael H. Head
Michael H. Head President and Chief Executive Officer
(principal executive officer)

Dated: February 13, 2008	By:	/s/ George J. Smith
George J. Smith Treasurer and Chief Financial Officer
(principal financial and accounting officer)