Form 10QSB
period 2008-03-31
FIRST BANCORP OF INDIANA INC
filed 2008-05-14
CIK 1074543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,804,828 shares of common stock, par value $0.01 per share, were outstanding as of May 2, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2008

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Cash and due from banks	$5,590,796	$7,455,076
Interest-bearing demand deposits	2,948,175	7,395,910
Federal funds sold	1,179,365	0
Total cash and cash equivalents	9,718,336	14,850,986
Interest-bearing deposits	494,347	1,616,000
Investment securities
Available for sale	82,340,018	65,120,545
Held to maturity	14,026,444	14,976,789
Total investment securities	96,366,462	80,097,334
Loans	232,296,997	234,301,694
Allowance for loan losses	(1,037,657)	(1,064,713)
Net loans	231,259,340	233,236,981
Premises and equipment	9,108,170	9,322,801
Goodwill	6,229,152	6,229,152
Core deposit intangibles	800,850	894,431
Federal Home Loan Bank stock	4,564,700	4,564,700
Other assets	12,126,194	12,179,690

Total assets	$370,667,551	$362,992,075

Liabilities
Deposits
Non-interest bearing	$9,633,505	$11,503,688
Interest bearing	218,501,400	239,730,019
Total deposits	228,134,905	251,233,707
Borrowings	101,498,539	72,495,874
Advances by borrowers for taxes and insurance	935,049	695,051
Other liabilities	5,923,820	4,349,605
Total liabilities	336,492,313	328,774,237

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Preferred stock, $.01 par value
Authorized and unissued - 1,000,000 shares
Common stock, $.01 par value Authorized - 9,000,000 shares Issued - 2,566,346 shares	25,663	25,663
Additional paid-in capital	27,956,557	27,959,954
Retained earnings	18,492,235	18,801,944
Accumulated other comprehensive loss	(282,317)	(683,548)
	46,192,138	46,104,013
Less:
Unreleased employee stock ownership plan shares - 41,656 and 53,020 shares	(425,236)	(541,241)
Treasury stock - 742,518 and 725,445 shares	(11,591,664)	(11,344,934)

Total stockholders' equity	34,175,238	34,217,838

Total liabilities and stockholders' equity	$370,667,551	$362,992,075

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Income

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Interest Income
Loans receivable	$3,927,379	$3,882,760	$12,019,213	$10,920,208
Investment securities	1,210,520	1,025,141	3,281,979	2,822,948
Deposits with financial institutions	78,453	119,110	315,857	281,401
Federal funds sold	1,019	0	1,019	12,311
Other interest and dividend income	58,698	58,375	161,034	157,713
Total interest income	5,276,069	5,085,386	15,779,102	14,194,581

Interest Expense
Deposits	2,095,920	2,365,032	6,848,969	6,200,739
Borrowings	1,130,935	850,704	3,102,349	2,507,863
Total interest expense	3,226,855	3,215,736	9,951,318	8,708,602

Net Interest Income	2,049,214	1,869,650	5,827,784	5,485,979

Provision for loan losses	135,000	105,000	330,000	300,000
Net Interest Income after Provision	1,914,214	1,764,650	5,497,784	5,185,979
Noninterest Income
Increase in cash surrender values of life insurance	50,250	53,372	150,363	152,372
Net gains on loan sales	54,156	22,588	129,466	114,428
ATM transaction & POS interchange fees	83,355	62,437	238,913	189,214
Service charges on deposit accounts	193,530	106,261	595,411	319,039
Other income	145,320	246,946	508,633	676,117
Total noninterest income	526,611	491,604	1,622,786	1,451,170

Noninterest Expense
Salaries and employee benefits	1,055,808	1,091,242	3,135,293	3,077,196
Net occupancy expense	180,004	177,160	542,596	493,480
Equipment expense	117,606	105,714	359,586	319,727
Amortization of intangible assets	23,554	37,305	93,581	97,130
Professional fees	44,347	52,169	151,459	161,423
Advertising	52,585	60,954	178,203	182,612
Data processing fees	127,909	118,203	386,122	328,450
Other expense	371,052	374,884	1,265,703	1,217,009
Total noninterest expense	1,972,865	2,017,631	6,112,543	5,877,027

Income Before Income Tax	467,960	238,623	1,008,027	760,122
Income tax expense	113,081	48,633	216,726	168,908
Net Income	$354,879	$189,990	$791,301	$591,214

Basic earnings per share	$0.20	$0.11	$0.44	$0.35
Diluted earnings per share	$0.20	$0.10	$0.44	$0.34
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY
Condensed Consolidated Statement of Changes in Stockholders' Equity

					Accumulated
			Additional		Other	Unallocated
	Comprehensive	Common	Paid-in	Retained	Comprehensive	ESOP	Treasury
	Income	Stock	Capital	Earnings	Income / (Loss)	Shares	Shares	Total

Balances, June 30, 2007		$25,663	$27,959,954	$18,801,944	$(683,548)	$(541,241)	$(11,344,934)	$34,217,838

Net income / (loss)	$188,610			188,610				188,610
Other comprehensive income, net of tax—Unrealized gains (losses) on securities (unaudited)	299,296				299,296			299,296

Cash dividends paid ($0.30 per share)				(553,116)				(553,116)
Employee Stock Ownership Plan shares allocated			19,733			38,648		58,381
Treasury shares purchased							(199,558)	(199,558)
Options exercised			(28,350)				68,061	39,711
Comprehensive income (unaudited)	$487,906

Balances, September 30, 2007		$25,663	$27,951,337	$18,437,438	$(384,252)	$(502,593)	$(11,476,431)	$34,051,162

Net income / (loss)	$247,813			$247,813				$247,813
Other comprehensive income, net of tax—Unrealized gains (losses) on securities (unaudited)	155,795				$155,795			155,795

Employee Stock Ownership Plan shares allocated			$14,912			$38,709		53,621
Treasury shares purchased							$(123,748)	(123,748)
Options exercised			(16,272)				39,085	22,813
Comprehensive income (unaudited)	$403,608

Balances, December 31, 2007		$25,663	$27,949,977	$18,685,251	$(228,457)	$(463,884)	$(11,561,094)	$34,407,456

Net income / (loss)	$354,879			$354,879				$354,879
Other comprehensive income, net of tax—Unrealized gains (losses) on securities (unaudited)	(53,860)				$(53,860)			(53,860)

Cash dividends paid ($0.30 per share)				(547,895)				(547,895)
Employee Stock Ownership Plan shares allocated			$6,580			$38,648		45,228
Treasury shares purchased							$(30,570)	(30,570)
Comprehensive income (unaudited)	$301,019

Balances, March 31, 2008		$25,663	$27,956,557	$18,492,235	$(282,317)	$(425,236)	$(11,591,664)	$34,175,238

See notes to unaudited condensed consolidated financial statements.

FIRST BANCORP OF INDIANA, INC.
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Year to Date
	March 31,
	2008	2007
	(Unaudited)
Net Cash Provided by Operating Activities	$2,790,747	$1,562,727

Investing Activities
Net change in interest-bearing deposits	1,121,653	3,162,783
Proceeds from maturities of securities available for sale	30,858,340	6,066,513
Proceeds from maturities of securities held to maturity	932,148	1,102,385
Purchases of securities available for sale	(47,331,041)	(9,036,951)
Net change in loans	1,887,494	(4,757,364)
Purchases of premises and equipment	(160,967)	(580,031)
Proceeds from sales of premises and equipment	20,530	1,676
Redemption of FHLB stock	0	61,600
Acquisition of bank, net of cash received	0	(2,024,394)

Net cash used by investing activities	(12,671,843)	(6,003,783)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	4,754,617	1,717,810
Certificates of deposit	(27,853,419)	13,383,729
Proceeds from issuance of long-term borrowings	38,155,000	8,000,000
Repayments of long-term borrowings	(11,000,000)	(15,000,000)
Net issuance of short-term borrowings	1,844,613	0
Advances by borrowers for taxes and insurance	239,998	345,298
Dividends paid	(1,101,011)	(1,022,258)
Purchase of treasury shares	(353,876)	(584,478)
Options exercised	62,524	187,313

Net cash provided by financing activities	4,748,446	7,027,414

Net Change in Cash and Cash Equivalents	(5,132,650)	2,586,358

Cash and Cash Equivalents, Beginning of Period	14,850,986	9,737,702

Cash and Cash Equivalents, End of Period	$9,718,336	$12,324,060

Additional Cash Flow Information
Interest paid	$9,134,888	$7,782,614
Income tax paid	30,000	175,000

See notes to unaudited condensed consolidated financial statements

FIRST BANCORP OF INDIANA, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Bancorp of Indiana, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flow of the Company. The condensed consolidated balance sheet of the Company as of June 30, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending June 30, 2008. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2007, contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2007.

NOTE 2 – BORROWINGS

The following summarizes the Company's borrowings at March 31, 2008, and June 30, 2007. Each putable advance is convertible from a fixed-rate to a variable-rate instrument at the discretion of the Federal Home Loan Bank of Indianapolis contingent upon meeting prescribed strike rates and/or initial lockout periods. Similarly, the counterparties to reverse repurchase agreements may terminate the agreements upon the expiration of the initial lockout periods.

	March 31, 2008	June 30, 2007
	(unaudited)
Federal Home Loan Bank putable advances
Fixed rate of 5.360%, due in March 2008		$2,500,000
Fixed rate of 4.980%, due in December 2010	$2,000,000	2,000,000
Fixed rate of 5.370%, due in February 2011	10,000,000	10,000,000
Fixed rate of 4.830%, due in July 2011	10,000,000	10,000,000
Fixed rate of 4.350%, due in September 2015	10,000,000	10,000,000
Fixed rate of 3.700%, due in September 2015	10,000,000	10,000,000
Fixed rate of 4.610%, due in June 2017	15,000,000	15,000,000
Fixed rate of 4.140%, due in August 2017	5,000,000
Fixed rate of 3.910%, due in September 2017	5,000,000
Fixed rate of 3.320%, due in December 2017	5,000,000
Fixed rate of 3.490%, due in December 2017	5,000,000
Fixed rate of 3.430%, due in December 2017	5,000,000

Federal Home Loan Bank bullet advances
Fixed rate of 3.290%, due in August 2007		500,000
Fixed rate of 5.310%, due in June 2008	4,000,000	4,000,000
Fixed rate of 4.300%, due in June 2010	500,000	500,000

Overnight line of credit advance	1,844,613

Total Federal Home Loan Bank advances	88,344,613	64,500,000

Reverse repurchase agreements
Fixed rate of 4.2850%, due in January 2017		8,000,000
Fixed rate of 4.460%, due in July 2017	8,000,000

Junior subordinated debentures, 6.905% rate, due September 2037	5,155,000

Discount on purchased borrowings	(1,074)	(4,126)

Total borrowings	$101,498,539	$72,495,874

Weighted average rate	4.314%	4.611%

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

NOTE 3 – EARNINGS PER SHARE

Earnings per share for the quarters ended March 31, 2008, and March 31, 2007, were computed as follows:

	Quarter Ended March 31, 2008
	Income	Weighted- Average Shares	Per Share Amount

Net income	$354,879

Basic earnings per share
Income available to common stockholders	$354,879	1,781,050	$0.20

Effect of dilutive securities
Stock options	—	7,652

Diluted earnings per share
Income available to common stockholders and assumed conversions	$354,879	1,788,702	$0.20

	Quarter Ended March 31, 2007
	Income	Weighted- Average Shares	Per Share Amount

Net income	$189,990

Basic earnings per share
Income available to common stockholders	$189,990	$1,784,571	$0.11

Effect of dilutive securities
Stock options	—	26,089

Diluted earnings per share
Income available to common stockholders and assumed conversions	$189,990	$1,810,660	$0.10

Year-to-date earnings per share were computed as follows:

	Nine months Ended March 31, 2008
	Income	Weighted- Average Shares	Per Share Amount

Net income	$791,301

Basic earnings per share
Income available to common stockholders	$791,301	1,782,706	$0.44

Effect of dilutive securities
Stock options	—	12,325

Diluted earnings per share
Income available to common stockholders and assumed conversions	$791,301	1,795,031	$0.44

	Nine months Ended March 31, 2007
	Income	Weighted- Average Shares	Per Share Amount

Net income	$591,214

Basic earnings per share
Income available to common stockholders	$591,214	$1,683,198	$0.35

Effect of dilutive securities
Stock options	—	32,087

Diluted earnings per share
Income available to common stockholders and assumed conversions	$591,214	$1,715,285	$0.34

Options to purchase 22,724 shares of common stock at $19.33 per share were outstanding at March 31, 2008 and 2007, but were not included in the calculation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Similarly, 11,362 options exercisable at $14.58 per share and another 13,000 exercisable at $13.38 were greater than the average market price of common shares for the quarter ended March 31, 2008.

NOTE 4 – RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2007, to conform to the presentation of the condensed consolidated income statement for the three- and nine-month periods ended March 31, 2008. These reclassifications had no effect on earnings.

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

NOTE 6 – RECENT DEVELOPMENTS

On May 7, 2008, the Company completed its previously announced 1-for-300 reverse stock split. The reverse stock split, which was effected at the record shareholder level, was immediately followed by a 300-for-1 forward stock split so that shareholders holding 300 or more shares continued to hold at least one whole share of the Company’s common stock. Shareholders of record owning fewer than 300 shares of the Company’s common stock received, in lieu of fractional shares, $14.00 in cash for each pre-reverse stock split share held at the effective time of the reverse stock split. The transaction resulted in a 39,305 reduction in pre-reverse stock split shares at a total cost of approximately $550,270 which, together with an estimated $87,000 of associated fees and expenses, will be deducted from stockholders’ equity.

On May 7, 2008, the Company also filed a Form 25, Notification of Removal from Listing and/or Registration, with the Securities and Exchange Commission in order to suspend trading in its stock on the NASDAQ Global Market. The Company anticipates that its shares will trade on the OTC Bulletin Board following its delisting. On May 19, 2008, the expected effective date of the delisting, the Company intends to file a Form 15 with the SEC to voluntarily deregister its common stock under the Securities Exchange Act of 1934. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will immediately be suspended. The Company expects that the deregistration of its common stock will become effective 90 days after the date of filing of the Form 15 with the SEC.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008, AND JUNE 30, 2007

Total consolidated assets of the Company increased $7.7 million, or 2.1%, to $370.7 million at March 31, 2008, from $363.0 million at June 30, 2007. Investment activity generally was responsible for the growth.

Cash and cash equivalents, which consist mainly of funds on deposit at the Federal Home Loan Bank of Indianapolis (FHLB) or the Federal Reserve Bank, decreased $5.1 million to $9.7 million during the nine months ended March 31, 2008. Certificates of deposit (CDs) with other financial institutions, which are all fully insured by the FDIC, totaled $494,000 at March 31, 2008, compared to $1.6 million at June 30, 2007.

Investment securities increased 20.3% during the first nine months of fiscal 2008 to $96.4 million. Highly-rated mortgage-backed securities accounted for most of the increase. The portfolio is composed entirely of mortgage-related securities, federal agency notes, municipal bonds, and investment grade asset-backed paper. Recent economic conditions have not adversely affected the ratings of any securities in the portfolio.

Net loans totaled $231.3 million at March 31, 2008, a 0.8% decrease from the $233.2 million balance at June 30, 2007. Permanent mortgage loans secured by one- to four-family residences decreased 3.2% during the first nine months of fiscal 2008 with non-owner-occupied loans accounting for the majority of this reduction. Conversely, commercial business loans increased 17.6% and permanent loans secured by nonresidential or multi-family real estate grew 4.1% during the same period. The consumer loan portfolio, including loans secured by savings accounts, decreased 3.3% as indirect automobile loan production slowed to $24.1 million through the first nine months of fiscal 2008. Also, $7.3 million of newly originated permanent single family residential mortgage loans, or 48.2% of total production, have been sold this fiscal year. For the foreseeable future, management intends to continue building the mortgage loan servicing portfolio through the origination and sale of loans. Consumer loan retention is subject to First Federal's liquidity needs, as well as internal and regulatory asset diversification limitations to which First Federal is in full compliance.

The allowance for loan losses totaled $1.0 million at March 31, 2008, a $27,000 decrease from nine months earlier. The change was composed of $330,000 in provisions for losses and $357,000 in net charge-offs. Net charge-offs consisted of $78,000 of mortgage loans, $17,000 of commercial loans, and $262,000 of consumer loans. The Company’s allowance for loan losses represented 0.45% of total loans at March 31, 2008, virtually equivalent to the level at June 30, 2007. Despite the small reduction, the allowance for loan losses increased to 427.2% of nonperforming loans at March 31, 2008, from 326.7% at June 30, 2007.

The table below highlights changes in the Company’s nonperforming assets since the most recent fiscal year end.

	March 31, 2008	June 30, 2007

Loans accounted for on a nonaccrual basis	$140,000	$311,000
Accruing loans past due 90 days or more	103,000	14,000
Nonperforming loans	243,000	325,000
Real estate owned (net)	76,000	10,000
Other repossessed assets	54,000	33,000
Total nonperforming assets	$373,000	$368,000

Total loans delinquent 90 days or more to total loans	0.10%	0.14%
Total loans delinquent 90 days or more to total assets	0.07%	0.09%
Total nonperforming assets to total assets	0.10%	0.10%

Total deposits decreased $23.1 million to $228.1 million at March 31, 2008, from $251.2 million at June 30, 2007. The decrease was attributed primarily to a $42.3 million reduction in brokered funds. Borrowings, which consisted mainly of FHLB products, totaled $101.5 million at March 31, 2008, a $29.0 million increase that included $5.2 million of junior subordinated debt associated with trust preferred securities issued through a statutory trust on August 1, 2007. Advances from the Federal Home Loan Bank of Indianapolis accounted for the balance of the increase. First Federal believes that it has substantial resources to increase its borrowing capacity with the FHLB.

At $935,000, escrow balances at March 31, 2008, were 34.5% above the levels nine months earlier due mainly to seasonal variances. During the first nine months of fiscal 2008, other liabilities, which include accrued expenses and miscellaneous short-term payables, increased $1.6 million, or 36.2%. The change was attributed primarily to accrued interest on time deposits and accrued income taxes.

Total stockholders’ equity decreased $43,000 through the first three quarters of fiscal 2008 to $34.2 million. In addition to the $791,000 of net income, the most significant components of the change included 23,925 shares of First Bancorp common stock repurchased at a total cost of $354,000 and semiannual cash dividends totaling $1.1 million. Also affecting stockholders’ equity were $157,000 in allocations of ESOP shares, and $63,000 from the exercise of stock options. Finally, an unrealized gain, adjusted for deferred taxes, of $401,000 was recognized on the portfolio of available-for-sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007

GENERAL. Net income for the quarter ended March 31, 2008, improved 86.8% to $355,000 from $190,000 for the quarter ended March 31, 2007, as lower funding costs contributed to a higher net interest margin. Greater noninterest revenues also contributed to the improved earnings. The annualized return on average assets increased to 0.38% for the quarter ended March 31, 2008, from 0.21% for the same quarter last year. The return on average equity also rose to 4.12% from 2.22% for the comparative quarters.

NET INTEREST INCOME. At $2.0 million, net interest income for the quarter ended March 31, 2008, was 9.6% greater than in the same quarter a year ago. Total interest income increased 3.8% between the comparative quarters as a result of a $7.1 million increase in average interest-earning assets and a ten basis point improvement in the average yield on those assets. In particular, an $8.5 million increase in the average balance of investment securities provided $185,000 of additional interest income. Total interest expenses increased just 0.4% between the same periods on a $6.6 million increase in average interest-bearing liabilities and a seven basis point drop in average cost. Consequently, the net interest margin improved to 2.42% for the third quarter of fiscal 2008 from 2.26% for the same period the preceding year.

PROVISION FOR LOAN LOSSES. The provision for loan losses is intended to establish an allowance adequate to cover losses inherent in the loan portfolio as of the balance sheet date based upon management's periodic analysis of information available at that time. At $135,000, the provision for loan losses for the quarter ended March 31, 2008, was $30,000 greater than the same quarter last fiscal year. While management believes the allowance for loan losses to be sufficient given current information, future events, conditions, or regulatory directives could necessitate additions to the allowance for loan losses that may adversely affect net income.

NONINTEREST INCOME. Noninterest income totaled $527,000 for the quarter ended March 31, 2008, compared to $492,000 for the same quarter last year. The introduction of a new overdraft protection program accounted for the 82.1% increase in service charges on deposit accounts. Net gains on loan sales increased 139.8% from the same quarter last year due to a similar increase in sales volume. These improvements were partly offset by lower loan fee income and a $21,000 write-down of a residual asset.

NONINTEREST EXPENSE. At $2.0 million for the quarter ended March 31, 2008, total noninterest expense was 2.2% below the same quarter in fiscal 2007. The reduction was distributed among numerous expense categories with salaries and employee benefits accounting for the largest change. At 2.12% of average assets, noninterest expenses were eight basis points below the year-ago quarter.

INCOME TAXES. Effective tax rates for the quarters ended March 31, 2008 and 2007 approximated 24.2% and 20.4%, respectively. The effective tax rates are below the statutory rates due in large part to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2008, AND 2007

GENERAL. Net income for the nine months ended March 31, 2008, improved 33.8% to $791,000 from $591,000 for the nine months ended March 31, 2007, despite a slight compression in the net interest margin. At 0.29%, the annualized return on average assets was six basis points above the 0.23% for the same period in fiscal 2007. Similarly, the 3.09% return on average equity for the most recent nine months compared favorably to the 2.45% realized in the same period last fiscal year. The increase in noninterest expenses between the comparative nine-month periods was largely due to the Company’s October 1, 2006, acquisition of Home Building Bancorp, Inc. Improved noninterest revenues partially offset the higher overhead expenses.

NET INTEREST INCOME. At $5.8 million, net interest income for the nine months ended March 31, 2008, was 6.2% higher than in the same period in fiscal 2007. Total interest income increased 11.2% between the comparative nine-month periods as a result of a $25.1 million increase in average interest-earning assets, which was attributed mainly to the merger, and a 17 basis point improvement in the average yield on those assets. Along with merger assets, investment activity during the current fiscal year contributed greatly to a $7.6 million increase in the average investment securities portfolio and a $459,000 increase in investment income. The merger was also the primary contributor to the 14.3% increase in total interest expenses between the same periods. Consequently, the net interest margin declined slightly to 2.34% through the first three quarters of fiscal 2008 from 2.38% for the same time frame in fiscal 2007.

PROVISION FOR LOAN LOSSES. At $330,000, the provision for loan losses for the nine months ended March 31, 2008, was slightly higher than the same nine-month period in fiscal 2007. Net charge-offs, which typically are related to the automobile loan portfolio, totaled $357,000 for the most recent nine months versus $250,000 for the nine months ended March 31, 2007. Approximately $86,000 of the current fiscal year net charge-offs are attributed to loans delinquent 180 days or more to borrowers who have filed for Chapter 13 bankruptcy protection. Payments received from the bankruptcy trustees are treated as recoveries in subsequent periods.

NONINTEREST INCOME. Noninterest income totaled $1.6 million for the nine months ended March 31, 2008, compared to $1.5 for the same period last year. Last year’s total included a $42,000 gain from the sale of approximately $5.0 million of consumer loans. The introduction of a new overdraft protection program accounted for most of the 86.6% increase in service charges on deposit accounts. Reduced income from the servicing of sold consumer loans was responsible for the decrease in other noninterest income.

NONINTEREST EXPENSE. At $6.1 million for the nine months ended March 31, 2008, total noninterest expense increased 4.0% from the same period in fiscal 2007 due in large part to the personnel and facilities gained in the merger. Similarly, the 17.6% increase in data processing expenses was due mainly to accounts added in the merger. Despite these items, noninterest expenses relative to average assets declined nine basis points to an annualized 2.22% through the first three quarters of fiscal 2008.

INCOME TAXES. Effective tax rates for the nine-month periods ended March 31, 2008 and 2007 approximated 21.5% and 22.2%, respectively. The effective tax rates are below the statutory rates due in large part to the tax benefits generated by bank-qualified municipal securities relative to the levels of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require First Federal to maintain liquidity commensurate with safe and sound operations. Such liquidity may include both existing assets and access to reliable funding sources. To this end, First Federal maintains an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2008, bank-only cash and cash equivalents totaled $7.2 million, or 2.0% of total assets. First Federal also had marketable securities, excluding a small inventory of negotiable CDs, totaling $96.1 million, of which, 85.4% were classified “available for sale.” At the same time, First Federal had net commitments to fund loans, including loans in process, of $6.2 million.

Retail certificates of deposit scheduled to mature in one year or less totaled $82.2 million at March 31, 2008. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with First Federal. Management of First Federal believes it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. If a significant portion of these deposits are not retained by First Federal, First Federal would be able to utilize FHLB advances and other wholesale sources to fund deposit withdrawals. This could result in an increase in interest expense to the extent that the average rate paid on wholesale funds generally exceeds the average rate paid on retail deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity needs. However, should First Federal require funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank. Based on currently pledged collateral, First Federal had approximately $6.5 million of remaining availability to borrow under its credit arrangement with the FHLB as of March 31, 2008. In addition, First Federal had unpledged investment securities sufficient to add another $20.5 million of borrowing capacity with the FHLB.

Office of Thrift Supervision regulations require First Federal to maintain specific amounts of capital. As of March 31, 2008, First Federal exceeded its minimum capital requirements as the following table illustrates.

			Regulatory Minimum		Well Capitalized per
	Actual		Required Capital		12 CFR Part 565
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2008 (unaudited)
Total capital (to risk weighted assets)	$27,951	11.84%	$18,883	8.00%	$23,603	10.00%
Tier I capital (to risk weighted assets)	27,876	11.48	9,441	4.00	14,162	6.00
Tier I capital (to adjusted total assets)	27,876	7.75	14,395	4.00	17,994	5.00

As of June 30, 2007
Total capital (to risk weighted assets)	$25,680	10.81%	$19,010	8.00%	$23,763	10.00%
Tier I capital (to risk weighted assets)	25,675	10.40	9,505	4.00	14,258	6.00
Tier I capital (to adjusted total assets)	25,675	7.23	14,200	4.00	17,750	5.00

The Company’s fourth stock repurchase program was announced on August 24, 2006, to acquire up to 77,000 shares, or 5%, of the outstanding shares. This repurchase program, as with the previous programs, has been undertaken to enhance shareholder value and to provide liquidity for the otherwise thinly traded shares. The repurchase programs generally have been conducted through open market purchases, although unsolicited negotiated transactions or other types of repurchases have also taken place. As of March 31, 2008, 41,566 shares had been repurchased under the fourth stock repurchase program leaving 35,434 shares to be purchased.

The following chart summarizes stock repurchase activity during the most recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	0	N/A	0	37,921

February 1, 2008 through February 29, 2008	0	N/A	0	37,921

March 1, 2008 through March 31, 2008	2,487	$12.25	2,487	35,434

Total	2,487	$12.25	2,487

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

In February 2007, FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The new standard will be effective for the Company beginning July 1, 2008, although early adoption is allowed. The Company is currently evaluating the impact of the adoption of SFAS 159 and did not elect to early adopt.

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

FIRST BANCORP OF INDIANA, INC.

Dated: May 14, 2008	By:/s/ Michael H. Head
Michael H. Head
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2008	By:/s/ George J. Smith
George J. Smith
Treasurer and Chief Financial Officer
(principal financial and accounting officer)